Form 10QSB
period 1997-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1997-05-15
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

                Commission file number:  333-5604


          AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1848181
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                         (612) 227-7333
                   (Issuer's telephone number)


                         Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]     No

         Transitional Small Business Disclosure Format:

                        Yes          No   [X]




        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1997 and December 31, 1996

         Statements for the Periods ended March 31, 1997:

           Operations

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)


                             ASSETS

                                                    1997             1996

CURRENT ASSETS:
   Cash                                          $     893       $     943
                                                  =========       =========



                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.          $  17,866       $     300

PARTNERS' CAPITAL:
   Initial General Partners' Capital                 1,000           1,000
   Accumulated Losses                              (17,973)           (357)
                                                  ----------      ----------
      Total Partners' Capital                      (16,973)            643
                                                  ----------      ----------
        Total Liabilities and Partners' Capital  $     893       $     943
                                                  ==========      ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIOD ENDED MARCH 31

                           (Unaudited)

                                                                 1997

INCOME                                                        $        0

EXPENSES:
   Partnership Administration - Affiliates                        17,566
   Partnership Administration - Unrelated Parties                     50
                                                               ----------
        Total Expenses                                            17,616
                                                               ----------

NET LOSS                                                      $  (17,616)
                                                               ==========

NET LOSS ALLOCATED:
   General Partners                                           $  (17,616)
                                                               ==========






 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIOD ENDED MARCH 31

                           (Unaudited)

                                                               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                 $  (17,616)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to
        AEI Fund Management, Inc.                               17,566
                                                             ----------

NET DECREASE IN CASH                                               (50)

CASH, beginning of period                                          943
                                                             ----------

CASH, end of period                                         $      893
                                                             ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIOD ENDED MARCH 31

                           (Unaudited)



                                     General       Limited
                                     Partners      Partners        Total


BALANCE, December 31, 1996        $      643      $       0     $      643

  Net Loss                           (17,616)             0        (17,616)
                                   ----------      ----------    ----------
BALANCE, March 31, 1997           $  (16,973)     $       0     $  (16,973)
                                   ==========      ==========    ==========







 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.

(2)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. As of March 31, 1997, no Limited Partners were admitted to the Partnership. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The General Partners have contributed capital of $1,000.

     During the operation of the Partnership, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 97% to the Limited Partners and 3% to the General Partners. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 9% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(2)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

(3)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

      The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

      Management  uses  estimates and  assumptions  in  preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

     Income Taxes

      The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Summary of Significant Accounting Policies - (Continued)

      The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

      All of the properties to be purchased by the Partnership will be leased under long-term triple net leases.

      The  building  and  equipment of the  Partnership  will  be depreciated  using the straight-line method  for  financial reporting  purposes based on estimated useful lives  of  25 years and 5 years, respectively.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Fair Value of Financial Instruments -

     The   carrying  value  of  certain  assets  and  liabilities
     approximates fair value.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the period ended March 31, 1997, the Partnership  has
had  minimum operations.  Expenses incurred represent  audit  and
accounting   costs  and  administrative  costs  associated   with
reporting and correspondence requirements.

Liquidity and Capital Resources

       The Partnership's primary sources of cash will be proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash will  be  investment  in  real properties,  payment  of  expenses involved in the sale of units, the organization of the Partnership, the management of properties, the administration of the Partnership, and the payment of distributions.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the General Partners anticipate that 15% of such proceeds will be applied to cover organization and offering expenses if only the minimum proceeds are obtained and that 14% of such proceeds will be applied to such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the General Partners.

        The Partnership Agreement requires that all proceeds from the sale of Units be invested or committed to investment in properties by the later of two years after the date of the Prospectus or six months after termination of the offer and sale of Units. While the Partnership is purchasing properties, cash flow from investing activities (investment in real property) will remain negative and will constitute the principal use of the Partnership's available cash flow. Until capital is invested in properties, the Partnership will remain extremely liquid.

        Before the acquisition of all such properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Partnership's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership commenced its offering of Limited Partnership Units to the public through a registration statement which became effective January 10, 1997 and will continue until January 9, 1998, subject to extension to January 9, 1999 if all 24,000 Limited Partnership Units are not sold before then. From January 10, 1997 to May 1, 1997, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                    Description

           27  Financial Data Schedule  for  period
               ended March 31, 1997.

         b.    Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1997          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)