Form 10QSB
period 1997-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1997-08-13
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1997 and  December 31, 1996

          Statements for the Periods ended June 30, 1997:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)


                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
   Cash and Cash Equivalents                       $ 1,676,023     $       943

INVESTMENTS IN REAL ESTATE:
   Property Acquisition Costs                           16,270               0
                                                    -----------     -----------
             Total Assets                          $ 1,692,293     $       943
                                                    ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $    27,753     $       300
   Distributions Payable                                21,821               0
                                                    -----------     -----------
        Total Current Liabilities                       49,574             300
                                                    -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                       (426)            643
   Limited Partners, $1,000 Unit value;
   24,000 Units authorized; 1,999
   Units issued and outstanding in 1997              1,643,145               0
                                                    -----------     -----------
        Total Partners' Capital                      1,642,719             643
                                                    -----------     -----------
          Total Liabilities and Partners' Capital  $ 1,692,293     $       943
                                                    ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)


                                                              1997

INCOME:
   Investment Income                                       $    14,218

EXPENSES:
   Partnership Administration - Affiliates                      49,565
   Partnership Administration - Unrelated Parties                   85
                                                            -----------
        Total Expenses                                          49,650
                                                            -----------

NET LOSS                                                   $   (35,432)
                                                            ===========

NET LOSS ALLOCATED:
   General Partners                                        $      (354)
   Limited Partners                                            (35,078)
                                                            -----------
                                                           $   (35,432)
                                                            ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT
   (1,823 weighted average Units outstanding)              $    (19.24)
                                                            ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $   (35,432)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Increase in Payable to AEI Fund Management, Inc.          27,453
                                                           -----------
        Total Adjustments                                      27,453
                                                           -----------
        Net Cash Used For
        Operating Activities                                   (7,979)
                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                 (16,270)
                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners              1,999,210
   Organization and Syndication Costs                        (299,881)
   Increase in Distributions Payable                           21,821
   Distributions to Partners                                  (21,821)
                                                           -----------
        Net Cash Provided By
        Financing Activities                                1,699,329
                                                           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,675,080

CASH AND CASH EQUIVALENTS, beginning of period                    943
                                                           -----------

CASH AND CASH EQUIVALENTS, end of period                  $ 1,676,023
                                                           ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIOD ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1996   $    643   $         0   $       643            0

  Capital Contributions             0     1,999,210     1,999,210     1,999.21

  Organization and
    Syndication Costs             (60)     (299,821)     (299,881)

  Distributions                  (655)      (21,166)      (21,821)

  Net Loss                       (354)      (35,078)      (35,432)
                             ----------  -----------   -----------  -----------
BALANCE, June 30, 1997      $    (426)  $ 1,643,145   $ 1,642,719     1,999.21
                             ==========  ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At June30, 1997, 1,999.210 Units ($1,999,210) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997, the Partnership earned $14,218 in investment income from subscription proceeds which were invested in a short-term money market account. This investment income constituted 100% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the first six months of 1997, the Partnership paid Partnership administration expenses to affiliated parties of $49,565. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same period, the Partnership incurred Partnership administration expenses from unrelated parties of $85. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other costs. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1997, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership commenced its offering of Limited Partnership Units to the public through a registration statement which became effective January 10, 1997 and will continue until January 9, 1998, subject to extension to January 9, 1999 if all 24,000 Limited Partnership Units are not sold before then. From January 10, 1997 to May 1, 1997, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through June 30, 1997, the Partnership raised a total of $1,999,210 from the sale of 1,999.210 Units. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $299,881.



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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                          Description

           27    Financial Data Schedule  for  period
                 ended June 30, 1997.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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