Form 10QSB
period 1997-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1997-11-13
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

         Statements for the Periods ended September 30, 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)


                             ASSETS

                                                        1997           1996

CURRENT ASSETS:
   Cash and Cash Equivalents                       $ 3,878,086    $       943

INVESTMENTS IN REAL ESTATE:
   Property Acquisition Costs                           54,895              0
                                                    -----------    -----------
             Total Assets                          $ 3,932,981    $       943
                                                    ===========    ===========


                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $    92,336    $       300
   Distributions Payable                                50,705              0
                                                    -----------    -----------
        Total Current Liabilities                      143,041            300
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (1,033)           643
   Limited Partners, $1,000 Unit value;
    24,000 Units authorized; 4,597
     Units issued and outstanding in 1997            3,790,973              0
                                                    -----------    -----------
   Total Partners' Capital                           3,789,940            643
                                                    -----------    -----------
     Total Liabilities and Partners' Capital       $ 3,932,981    $       943
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

         AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)


                                                              1997

INCOME:
   Investment Income                                     $    49,053

EXPENSES:
   Partnership Administration - Affiliates                    92,272
   Partnership Administration - Unrelated Parties                249
                                                          -----------
        Total Expenses                                        92,521
                                                          -----------

NET LOSS                                                 $   (43,468)
                                                          ===========

NET LOSS ALLOCATED:
   General Partners                                      $      (435)
   Limited Partners                                          (43,033)
                                                          -----------
                                                         $   (43,468)
                                                          ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT
   (2,545 weighted average Units outstanding)            $    (16.91)
                                                          ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                $   (43,468)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
   Increase in Payable to AEI Fund Management, Inc.             92,036
                                                            -----------
        Total Adjustments                                       92,036
                                                            -----------
        Net Cash Used For
        Operating Activities                                    48,568
                                                            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                  (54,895)
                                                            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners               4,596,787
   Organization and Syndication Costs                         (689,518)
   Increase in Distributions Payable                            50,705
   Distributions to Partners                                   (74,504)
                                                            -----------
        Net Cash Provided By
        Financing Activities                                 3,883,470
                                                            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,877,143

CASH AND CASH EQUIVALENTS, beginning of period                     943
                                                            -----------

CASH AND CASH EQUIVALENTS, end of period                   $ 3,878,086
                                                            ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                FOR THE PERIOD ENDED SEPTEMBER 30

                           (Unaudited)

                                                                      Limited
                                                                   Partnership
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $    643    $        0   $       643           0

  Capital Contributions              0     4,596,787     4,596,787    4,596.79

  Organization and
   Syndication Costs               (60)     (689,458)     (689,518)

  Distributions                 (1,181)      (73,323)      (74,504)

  Net Loss                        (435)      (43,033)      (43,468)
                              ---------    ----------    ----------  ---------
BALANCE, September 30, 1997  $  (1,033)   $3,790,973    $3,789,940    4,596.79
                              =========    ==========    ==========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited PartnersO capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At September30, 1997, 4,596.787 Units ($4,596,787) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000.

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

(4)Investments in Real Estate -

     In October, 1997, the Partnership entered into an agreement to purchase a 40% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The purchase price for the entire property will be approximately $1,650,000. The property will be leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $169,000. An affiliate of the Partnership is expected to acquire the remaining interest.

(5)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Fair Value of Financial Instruments -

     The   carrying  value  of  certain  assets  and  liabilities
     approximates fair value.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 1997, the Partnership earned $49,053 in investment income from subscription proceeds which were invested in a short-term money market account. This investment income constituted 100% of total income for the period. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the first nine months of 1997, the Partnership paid Partnership administration expenses to affiliated parties of $92,272. These administration expenses include initial start-up costs and administrative expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. During the same period, the Partnership incurred Partnership administration expenses from unrelated parties of $249. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, and other costs. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1997, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership commenced its offering of Limited Partnership Units to the public through a registration statement which became effective January 10, 1997 and will continue until January 9, 1998, subject to extension to January 9, 1999 if all 24,000 Limited Partnership Units are not sold before then. From January 10, 1997 to May 1, 1997, the minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through September 30, 1997, the Partnership raised a total of $4,596,787 from the sale of 4,596.787 Units. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $689,518.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

         In October, 1997, the Partnership entered into an agreement to purchase a 40% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The purchase price for the entire property will be approximately $1,650,000. The property will be leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $169,000. An affiliate of the Partnership is expected to acquire the remaining interest.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter.

        Until capital is invested in properties, the Partnership will remain extremely liquid. After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          10.1    Sale   and   Leaseback   Financing
                  Commitment dated May 13, 1997 between  AEI
                  Fund  Management,  Inc.  and  Ohio  Valley
                  Bistros,  Inc. relating to  the  sale  and
                  leaseback of a TGI Friday's restaurant  at
                  #1507,   Rural   Route   #6,   Greensburg,
                  Pennsylvania.

          10.2    Assignment  of  Sale  and  Leaseback
                  Financing  Commitment  dated  November  4,
                  1997,  between  the  Partnership  and  AEI
                  Fund  Management,  Inc.  relating  to  the
                  sale  and  leaseback  of  a  TGI  Friday's
                  restaurant  at  #1507,  Rural  Route   #6,
                  Greensburg, Pennsylvania.

            27    Financial Data Schedule  for  period
                  ended September 30, 1997.

       b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 1997      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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