Form 10KSB
period 1997-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1998-03-27
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

                Commission file number:  333-5604

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

      State of Minnesota                41-1848181
(State or other Jurisdiction of     (I.R.S. Employer)
Incorporation or Organization)     Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The Issuer's revenues for year ended December 31, 1997 were $116,807.

As of February 28, 1998, there were 8,496.652 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $8,496,652.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes             No   [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. Through December 31, 1997, the Partnership raised a total of $7,655,996 from the sale of 7,655.996 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999.

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 1997, the Partnership had purchased a partial interest in one property at a total cost of $668,144. The property is a commercial, single tenant building leased under a triple net lease. The Partnership is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

        The Partnership's properties will be purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Leases

       Although there will be variations in the specific terms of the leases, the following is a summary of the general terms in which the Partnership may enter into Lease Agreements. The properties are or will be leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms will be for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the lessees with renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

        On December 10, 1997, the Partnership purchased a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $668,144. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $67,650. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

Major Tenants

        The major tenant contributed 100% of the Partnership's total rental revenue in 1997. Because the Partnership has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Partnership's rental income in 1998 and future years. In the event that certain tenants contribute more than ten percent of the Partnership's rental income in future years, any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are or will be commercial, single tenant buildings. The properties will be acquired on a debt-free basis and leased to various tenants under triple net leases, which will be classified as operating leases. The Partnership will hold an undivided fee simple interest in the properties.

        The Partnership's properties will be subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property will be leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the property that the Partnership acquired and owned as of December 31, 1997.

                                  Total Property           Annual
                       Purchase    Acquisition             Lease    Annual Rent
Property                 Date        Costs      Lessee     Payment  Per Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                              Ohio Valley
 (40.0%)              12/10/97   $ 668,144   Bistros, Inc.  $ 67,650   $ 37.50


        The remaining interest in the TGI Friday's property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

        Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The  initial Lease term is 15 years.  The Lease  contains
renewal options which may extend the Lease term an additional  10 years.

       Pursuant to the Lease Agreement, the tenant is required to provide proof of adequate insurance coverage on the property. The General Partners believe the property is adequately covered by insurance and consider the property to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 40 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        Through December 31, 1997, the property is 100 percent occupied by the lessee.


ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 391 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, beginning in 1998, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        Cash distributions of $5,331 were made to the General Partners and $172,361 were made to the Limited Partners in 1997. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the year ended December 31, 1997, the Partnership recognized rental income of $4,001. During the same period, the Partnership also earned $112,806 in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 97% of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the year ended December 31, 1997, the Partnership paid Partnership administration expenses to affiliated parties of $137,699. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $640. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1997, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases may contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        The Partnership's primary sources of cash are from proceeds from the sale of Units, investment income, rental income and proceeds from the sale of property. Its primary uses of cash are investment in real properties, payment of expenses involved in the sale of units, the organization of the Partnership, the acquisition of properties, the management of properties, the administration of the Partnership, and the payment of distributions.

        The Partnership Agreement requires that no more than 15% of the proceeds from the sale of Units be applied to expenses involved in the sale of Units (including Commissions) and that such expenses, together with acquisition expenses, not exceed 20% of the proceeds from the sale of Units. As set forth under the caption "Estimated Use of Proceeds" of the Prospectus, the General Partners anticipate that 14% of such proceeds will be applied to cover such expenses if the maximum proceeds are obtained. To the extent organization and offering expenses actually incurred exceed 15% of proceeds, they are borne by the General Partners.

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through December 31, 1997, the Partnership raised a total of $7,655,996 from the sale of 7,655.996 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $1,148,400.

        Before the acquisition of properties, cash flow from operating activities is not significant. Net income, after adjustment for depreciation, is lower during the first few years of operations as administrative expenses remain high and a large amount of the Partnership's assets remain invested on a short-term basis in lower-yielding cash equivalents. Net income will become the largest component of cash flow from operating activities and the largest component of cash flow after the completion of the acquisition phase.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On December 10, 1997, the Partnership purchased a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $668,144. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $67,650. The remaining interest in the property was purchased by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

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

        Beginning in 1998, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At December 31, 1997, $5,808,792 or 88% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

<bullet>  Market  and economic conditions which affect the  value of the properties the Partnership owns and the cash from rental income such properties generate;

<bullet>  the  federal income tax consequences of rental  income, deductions, gain on sales and other items and the affects of these consequences for investors;

<bullet>  resolution  by  the General Partners of conflicts  with which they may be confronted;

<bullet>  the   success  of  the  General  Partners  of  locating
          properties with favorable risk return characteristics;

<bullet>  the effect of tenant defaults; and

<bullet>  the condition of the industries in which the tenants of properties owned by the Partnership operate.

These and other risks to which the Partnership may be subject are discussed in more detail in Exhibit 99 to this Form 10-KSB.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Year Ended December 31, 1997 and for the
  Period From Inception (July 31, 1996) to December 31, 1996:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, cash flows and changes in partners' capital for the year ended December 31, 1997 and for the period from inception (July 31, 1996) to December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from inception (July 31, 1996) to December 31, 1996, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
February  4, 1998              Boulay, Heutmaker,  Zibell  &Co. P.L.L.P.
                               Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 5,808,792       $       943

INVESTMENTS IN REAL ESTATE:
  Land                                             295,020                 0
  Buildings and Equipment                          373,124                 0
  Property Acquisition Costs                        93,860                 0
  Accumulated Depreciation                            (668)                0
                                                -----------       -----------
      Net Investments in Real Estate               761,336                 0
                                                -----------       -----------
          Total Assets                         $ 6,570,128       $       943
                                                ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $   161,446       $       300
  Distributions Payable                            100,335                 0
                                                -----------       -----------
      Total Current Liabilities                    261,781               300
                                                -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (4,970)              643
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 7,656 Units
   issued and outstanding in 1997                6,313,317                 0
                                                -----------       -----------
     Total Partners' Capital                     6,308,347               643
                                                -----------       -----------
      Total Liabilities and Partners' Capital  $ 6,570,128       $       943
                                                ===========       ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

        FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE
   PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996


                                                   1997             1996

INCOME:
  Rent                                          $   4,001       $       0
  Investment Income                               112,806               0
                                                 ---------       ---------
      Total Income                                116,807               0
                                                 ---------       ---------

EXPENSES:
  Partnership Administration - Affiliates         137,699             165
  Partnership Administration and Property
     Management - Unrelated Parties                   640             192
  Depreciation                                        668               0
                                                 ---------       ---------
      Total Expenses                              139,007             357
                                                 ---------       ---------

NET LOSS                                        $ (22,200)      $    (357)
                                                 =========       =========

NET LOSS ALLOCATED:
  General Partners                              $    (222)      $    (357)
  Limited Partners                                (21,978)              0
                                                 ---------       ---------
                                                $ (22,200)      $    (357)
                                                 =========       =========

NET LOSS PER LIMITED PARTNERSHIP UNIT
  (3,736 weighted average Units outstanding
   in 1997)                                     $   (5.88)      $       0
                                                 =========       =========




 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

        FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE
   PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996


                                                      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                        $   (22,200)   $      (357)

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
    Depreciation                                          668              0
    Increase in Payable to AEI Fund Management, Inc.  161,146            300
                                                   -----------    -----------
       Total Adjustments                              161,814            300
                                                   -----------    -----------
       Net Cash Provided By (Used For)
           Operating Activities                       139,614            (57)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (762,004)             0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from General Partners               0          1,000
  Capital Contributions from Limited Partners       7,655,996              0
  Organization and Syndication Costs               (1,148,400)             0
  Increase in Distributions Payable                   100,335              0
  Distributions to Partners                          (177,692)             0
                                                   -----------    -----------
       Net Cash Provided By
         Financing Activities                       6,430,239          1,000
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           5,807,849            943

CASH AND CASH EQUIVALENTS, beginning of period            943              0
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 5,808,792    $       943
                                                   ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

        FOR THE YEAR ENDED DECEMBER 31, 1997 AND FOR THE
   PERIOD FROM INCEPTION (JULY 31, 1996) TO DECEMBER 31, 1996


                                                                      Limited
                                                                    Partnership
                              General       Limited                   Units
                              Partners      Partners      Total     Outstanding


BALANCE, July 31, 1996        $      0    $         0   $         0          0

 Capital Contributions           1,000              0         1,000          0

 Net Loss                         (357)             0          (357)
                               ---------   -----------   -----------  ---------
BALANCE, December 31, 1996         643              0           643          0

 Capital Contributions               0      7,655,996     7,655,996   7,656.00

 Organization & Syndication Costs  (60)    (1,148,340)   (1,148,400)

 Distributions                  (5,331)      (172,361)     (177,692)

  Net Loss                        (222)       (21,978)      (22,200)
                               ---------   -----------   -----------  ---------
BALANCE, December 31, 1997    $ (4,970)   $ 6,313,317   $ 6,308,347   7,656.00
                               =========   ===========   ===========  =========



 The accompanying notes to financial statements are an integral part of this statement.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(1)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner of the Partnership. An affiliate of AFM, AEI Fund Management, Inc.
     (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At December 31, 1997, 7,655.996 Units ($7,655,996) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is or will be leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition  of  the  properties.   The  costs   will   be
       allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.

(3)  Related Party Transactions -

     The Partnership owns a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership.

     Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI,  AFM  and  AEI  Securities, Inc.  (ASI)  (formerly  AEI
     Incorporated)   received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                   for the Year Ended December 31, 1997
                                    and for the Period From Inception
                                   (July 31, 1996) to December 31, 1996

                                                          1997       1996
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                           $ 137,699   $     165
                                                       ========    ========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.          $     640   $     192
                                                       ========    ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $11,414 for 1997.      $ 102,004   $       0
                                                       ========    ========

d.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating
  broker/dealers).  ASI also received a 2%
  non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs
  are treated as a reduction of partners' capital.   $ 765,600    $       0
                                                      ========     ========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                   for the Year Ended December 31, 1997
                                    and for the Period From Inception
                                   (July 31, 1996) to December 31, 1996

                                                          1997        1996

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                          $ 153,495    $       0
                                                       ========     ========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.          $ 229,305    $       0
                                                       ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease term is 15 years. The Lease contains renewal options which may extend the Lease term an additional 10 years. The Lease contains rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The  Partnership's  property is a commercial,  single-tenant
     building  and was constructed and acquired in  1997.   There
     have been no costs capitalized as improvements subsequent to the acquisition.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1997 are as follows:

                                  Buildings and                Accumulated
Property               Land         Equipment       Total      Depreciation

TGI Friday's
 Greensburg, PA     $ 295,020      $ 373,124      $ 668,144     $     668

     On December 10, 1997, the Partnership purchased a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $668,144. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $67,650.

     The Partnership has incurred net costs of $102,004 relating to the review of potential property acquisitions. Of these costs, $8,144 have been capitalized and allocated to land, building and equipment. The remaining costs of $93,860 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1997.

     The minimum future rentals on the Lease for years subsequent to December 31, 1997 are as follows:

                       1998          $    67,650
                       1999               68,414
                       2000               69,187
                       2001               69,969
                       2002               70,760
                       Thereafter        753,110
                                       ----------
                                     $ 1,099,090
                                       ==========

     There were no contingent rents recognized in 1997.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the year ended December 31:

                                                              1997
      Tenants                      Industry

     Ohio Valley Bistros, Inc.     Restaurant             $    4,001
                                                           ----------

     Aggregate rent revenue of major tenants              $    4,001
                                                           ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                         100%
                                                           ==========

(6)  Partners' Capital -

     Cash distributions of $5,331 were made to the General Partners and $172,361 were made to the Limited Partners for the year ended December 31, 1997. The Limited Partners' distributions represent $46.14 per Limited Partnership Unit outstanding using 3,736 weighted average Units in 1997. The distributions represent $-0- per Unit of Net Income and $46.14 per Unit of return of contributed capital in 1997.

     Beginning in 1998, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1997             1996

     Net Loss for Financial
      Reporting Purposes                       $ (22,200)       $     (357)

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                            (388)                0

     Capitalized Start-Up Costs
      Under Section 195                          137,668               357

     Amortization of Start-Up and
      Organization Costs                            (167)                0
                                                ----------       ----------
           Taxable Income to Partners          $ 114,913        $        0
                                                ==========       ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                    1997            1996

     Partners' Capital for
      Financial Reporting Purposes              $ 6,308,347      $       643

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                               (388)               0

     Capitalized Start-Up Costs
      Under Section 195                             138,024              357

     Amortization of Start-Up and
      Organization Costs                               (167)               0

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes            1,148,400                0
                                                 -----------      -----------
           Partners' Capital for
              Tax Reporting Purposes            $ 7,594,216      $     1,000
                                                 ===========      ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                          1997                     1996
                                 Carrying      Fair       Carrying      Fair
                                  Amount       Value       Amount       Value

     Cash                      $       307  $       307   $     943  $     943
     Money Market Funds          5,808,485    5,808,485           0          0
                                -----------  -----------   ---------  ---------
          Total Cash and
            Cash Equivalents   $ 5,808,792  $ 5,808,792   $     943  $     943
                                ===========  ===========   =========  =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and AFM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of AFM are as follows:

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1998. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until August, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                            Number of     Percent
   of Beneficial Owner                           Units Held    of Class

   AEI Fund Management XXI, Inc.                       0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                      0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1997.

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method          Inception (July 31, 1996)
Compensation                 of Compensation          To December 31, 1997

AEI Securities, Inc.   Selling Commissions  equal            $765,600
(formerly AEI          to 8% of proceeds plus a 2%
Incorporated)          nonaccountable expense
                       allowance, most of which was
                       reallowed to Participating
                       Dealers.

General Partners and   Reimbursement at Cost for            $382,800
Affiliates             other Organization and
                       Offering Costs.

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                      Amount Incurred From
 Receiving                   Form and Method          Inception (July 31, 1996)
Compensation                 of Compensation          To December 31, 1997

General Partners and   Reimbursement at Cost for           $102,004
Affiliates             all Acquisition Expenses

General Partners       3% of Net Cash Flow in any          $  5,331
                       fiscal year.

General Partners and   Reimbursement at Cost for           $137,864
Affiliates             all Administrative Expenses
                       attributable to the Fund,
                       including all expenses related
                       to management and disposition
                       of the Fund's properties and all
                       other transfer agency, reporting,
                       partner  relations   and   other
                       administrative functions.

General Partners       1% of distributions of Net         $      0
                       Proceeds of Sale until Limited
                       Partners have received an amount
                       equal to (a) their Adjusted Capital
                       Contributions,  plus (b) an amount
                       equal to 9% of their Adjusted Capital
                       Contributions per annum, cumulative
                       but not compounded, to the extent not
                       previously  distributed.   10%  of
                       distributions of Net Proceeds  of  Sale
                       thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1997, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A.   Exhibits -
                                Description

              3.1    Certificate  of   Limited
                     Partnership  (incorporated by  reference  to
                     Exhibit     3.1    of    the    registrant's
                     Registration  Statement on Form  SB-2  filed
                     with  the  Commission on September 13,  1996
                     [File No. 333-5604]).


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                 Description

              3.2    Restated Limited Partnership
                     Agreement  to  the Prospectus  (incorporated
                     by  reference to Exhibit A of Amendment  No.
                     2    of    the   registrant's   Registration
                     Statement  on  Form  SB-2  filed  with   the
                     Commission on August 21, 1997 [File No. 333-
                     5604]).

             10.1    Form   of   Impoundment
                     Agreement  with Fidelity Bank  (incorporated
                     by   reference   to  Exhibit   10   of   the
                     registrant's Registration Statement on  Form
                     SB-2  filed with the Commission on September
                     13, 1996 [File No. 333-5604]).

             10.2    Sale and Leaseback Financing
                     Commitment  dated May 13, 1997  between  AEI
                     Fund   Management,  Inc.  and  Ohio   Valley
                     Bistros,  Inc.  relating  to  the  sale  and
                     leaseback  of  a TGI Friday's restaurant  at
                     #1507,    Rural   Route   #6,    Greensburg,
                     Pennsylvania  (incorporated by reference  to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on November 7, 1997).

             10.3    Assignment  of  Sale   and
                     Leaseback    Financing   Commitment    dated
                     November  14, 1997, between the  Partnership
                     and  AEI  Fund Management, Inc. relating  to
                     the  sale  and  leaseback of a TGI  Friday's
                     restaurant   at  #1507,  Rural   Route   #6,
                     Greensburg, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 7,
                     1997).

             10.4    Net  Lease Agreement  dated
                     December  10,  1997 between the Partnership,
                     and   AEI  Real  Estate  Fund  XVII  Limited
                     Partnership  and Ohio Valley  Bistros,  Inc.
                     relating  to  the property at  #1507,  Rural
                     Route     #6,    Greensburg,    Pennsylvania
                     (incorporated by reference to  Exhibit  10.1
                     of Form 8-K filed with the Commission on December 18, 1997).

                27   Financial Data Schedule for
                     year ended December 31, 1997.

                99   Forward Looking Statements -
                     Cautionary Statement

          B.   Reports on Form 8-K -     During
               the  quarter ended December 31,  1997,
               the  Partnership  filed  a  Form  8-K,
               dated  December  18,  1997,  reporting
               the  acquisition  of  a  TGI  Friday's
               restaurant        in       Greensburg,
               Pennsylvania.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 9, 1998              By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 9, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 9, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)