Form 10QSB
period 1998-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1998-05-14
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1. Balance Sheet as of March 31, 1998 and December 31, 1997

         Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                             ASSETS

                                                       1998          1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 7,868,949    $ 5,808,792

INVESTMENTS IN REAL ESTATE:
  Land                                                295,020        295,020
  Buildings and Equipment                             373,124        373,124
  Property Acquisition Costs                          168,666         93,860
  Accumulated Depreciation                             (4,674)          (668)
                                                   -----------    -----------
      Net Investments in Real Estate                  832,136        761,336
                                                   -----------    -----------
          Total Assets                            $ 8,701,085    $ 6,570,128
                                                   ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $   219,225    $   161,446
  Distributions Payable                               142,592        100,335
  Unearned Rent                                         5,637              0
                                                   -----------    -----------
      Total Current Liabilities                       367,454        261,781
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (8,223)        (4,970)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 10,166 and
   7,656 Units issued and outstanding in
   1998 and 1997, respectively                      8,341,854      6,313,317
                                                   -----------    -----------
      Total Partners' Capital                       8,333,631      6,308,347
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 8,701,085    $ 6,570,128
                                                   ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998           1997

INCOME:
   Rent                                            $    16,913    $         0
   Investment Income                                    82,404              0
                                                    -----------    -----------
        Total Income                                    99,317              0
                                                    -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates              50,134         17,566
   Partnership Administration  and Property
      Management - Unrelated Parties                     8,177             50
   Depreciation                                          4,006              0
                                                    -----------    -----------
        Total Expenses                                  62,317         17,616
                                                    -----------    -----------

NET INCOME (LOSS)                                  $    37,000    $   (17,616)
                                                    ===========    ===========

NET INCOME (LOSS) ALLOCATED:
   General Partners                                $     1,110    $   (17,616)
   Limited Partners                                     35,890              0
                                                    -----------    -----------
                                                   $    37,000    $   (17,616)
                                                    ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
  (8,100 weighted average Units outstanding
   in 1998)                                        $     4.43     $         0
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                  $    37,000   $   (17,616)

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                         4,006             0
     Increase in Payable to AEI Fund Management, Inc.    57,779        17,566
     Increase in Unearned Rent                            5,637             0
                                                     -----------   -----------
       Total Adjustments                                 67,422        17,566
                                                     -----------   -----------
       Net Cash Provided By (Used For)
           Operating Activities                         104,422           (50)
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                            (74,806)            0
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners         2,510,270             0
  Organization and Syndication Costs                   (376,540)            0
  Increase in Distributions Payable                      42,257             0
  Distributions to Partners                            (145,446)            0
                                                     -----------   -----------
       Net Cash Provided By
           Financing Activities                       2,030,541             0
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               2,060,157           (50)

CASH AND CASH EQUIVALENTS, beginning of period        5,808,792           943
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 7,868,949   $       893
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                      Limited
                                                                   Partnershiip
                               General      Limited                    Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $     643   $        0   $      643

  Net Loss                     (17,616)           0      (17,616)
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (16,973)  $        0   $  (16,973)
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $  (4,970)  $6,313,317   $6,308,347      7,656.00

  Capital Contributions              0    2,510,270    2,510,270      2,510.27

  Organization and
    Syndication Costs                0     (376,540)    (376,540)

  Distributions                 (4,363)    (141,083)    (145,446)

  Net Income                     1,110       35,890       37,000
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $  (8,223)  $8,341,854   $8,333,631     10,166.27
                              =========   ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At March 31, 1998, 10,166.265 Units ($10,166,265) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999.

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

(3)  Investments in Real Estate -

     The Partnership will lease its properties to various tenants through triple net leases, which will be classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property.

     The  Partnership's  property is a commercial,  single-tenant
     building.   The cost of the property and related accumulated
     depreciation at March 31, 1998 are as follows:

                                  Buildings and              Accumulated
Property                 Land       Equipment      Total     Depreciation

TGI Friday's
   Greensburg, PA    $ 295,020     $ 373,124     $ 668,144     $  4,674


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     The Partnership has incurred net costs of $176,810 relating to the review of potential property acquisitions. Of these costs, $8,144 have been capitalized and allocated to land, building and equipment. The remaining costs of $168,666 have been capitalized and will be allocated to properties acquired subsequent to March 31, 1998.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the three months ended March 31, 1998, the Partnership recognized rental income of $16,913. During the same period, the Partnership also earned $82,404 in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 83% of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $50,134 and $17,566, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,177 and $50, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of March 31, 1998, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through March 31, 1998, the Partnership raised a total of $10,166,265 from the sale of 10,166.265 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $1,524,940.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        Until capital is invested in properties, the Partnership will remain extremely liquid. At March 31, 1998, $7,868,949 or 90% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                         Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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