Form 10QSB
period 1998-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1998-08-10
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1998 and  December 31, 1997

          Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                             ASSETS

                                                      1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 7,735,173     $ 5,808,792
  Receivables                                            753               0
                                                  -----------     -----------
      Total Current Assets                         7,735,926       5,808,792
                                                  -----------     -----------

INVESTMENTS IN REAL ESTATE:
  Land                                             2,146,008         295,020
  Buildings and Equipment                            373,124         373,124
  Construction in Progress                            85,885               0
  Property Acquisition Costs                         255,078          93,860
  Accumulated Depreciation                            (8,680)           (668)
                                                  -----------     -----------
      Net Investments in Real Estate               2,851,415         761,336
                                                  -----------     -----------
           Total  Assets                         $10,587,341     $ 6,570,128
                                                  ===========     ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   377,610     $   161,446
  Distributions Payable                             193,221         100,335
  Unearned Rent                                       5,637               0
                                                 -----------     -----------
      Total Current Liabilities                     576,468         261,781
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (12,093)         (4,970)
  Limited Partners, $1,000 Unit Value;
    24,000 Units authorized; 12,291 and
    7,656 Units issued and outstanding in
    1998 and 1997, respectively                  10,022,966       6,313,317
                                                 -----------     -----------
      Total Partners' Capital                    10,010,873       6,308,347
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $10,587,341     $ 6,570,128
                                                 ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/98        6/30/97     6/30/98      6/30/97

INCOME:
   Rent                      $  17,632    $       0    $  34,545  $       0
   Investment Income           114,852       14,218      197,256     14,218
                              ---------    ---------    ---------  ---------
        Total Income           132,484       14,218      231,801     14,218
                              ---------    ---------    ---------  ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  57,836       31,999      107,970     49,565
   Partnership Administration
    and Property Management -
    Unrelated Parties            2,859           35       11,036         85
   Depreciation                  4,006            0        8,012          0
                              ---------    ---------    ---------  ---------
        Total Expenses          64,701       32,034      127,018     49,650
                              ---------    ---------    ---------  ---------

NET INCOME (LOSS)            $  67,783    $ (17,816)   $ 104,783  $ (35,432)
                              =========    =========    =========  =========

NET INCOME (LOSS) ALLOCATED:
   General Partners          $   2,034    $    (178)   $   3,144  $    (354)
   Limited Partners             65,749      (17,638)     101,639    (35,078)
                              ---------    ---------    ---------  ---------
                             $  67,783    $ (17,816)   $ 104,783  $ (35,432)
                              =========    =========    =========  =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (10,947, 1,823, 9,531 and
 1,823 weighted average Units
 outstanding for the periods,
 respectively)               $    6.01    $   (9.67)   $   10.66  $  (19.24)
                              =========    =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $   104,783    $   (35,432)

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        8,012              0
     Increase in Receivables                              (753)             0
     Increase in Payable to AEI Fund Management, Inc.  216,164         27,453
     Increase in Unearned Rent                           5,637              0
                                                    -----------    -----------
       Total Adjustments                               229,060         27,453
                                                    -----------    -----------
       Net Cash Provided By (Used For)
           Operating Activities                        333,843         (7,979)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (2,098,091)       (16,270)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners        4,635,85       1,999,210
  Organization and Syndication Costs                  (695,292)      (299,881)
  Increase in Distributions Payable                     92,886         21,821
  Distributions to Partners                           (342,250)       (21,821)
                                                    ------------   -----------
       Net Cash Provided By
           Financing Activities                      3,690,629      1,699,329
                                                    ------------   -----------
NET INCREASE IN AND CASH EQUIVALENTS                 1,926,381      1,675,080

CASH AND CASH EQUIVALENTS, beginning of period       5,808,792            943
                                                    ------------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 7,735,173    $ 1,676,023
                                                    ============   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnershiip
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $    643   $         0   $       643           0

  Capital Contributions             0     1,999,210     1,999,210    1,999.21

  Organization and
   Syndication Costs              (60)     (299,821)     (299,881)

  Distributions                  (655)      (21,166)      (21,821)

  Net Loss                       (354)      (35,078)      (35,432)
                              ---------  -----------   -----------  ----------
BALANCE, June 30, 1997       $   (426)  $ 1,643,145   $ 1,642,719    1,999.21
                              =========  ===========   ===========  ==========


BALANCE, December 31, 1997   $ (4,970)  $ 6,313,317   $ 6,308,347    7,656.00

  Capital Contributions             0     4,635,285     4,635,285    4,635.28

  Organization and
   Syndication Costs                0      (695,292)     (695,292)

  Distributions               (10,267)     (331,983)     (342,250)

  Net Income                    3,144       101,639       104,783
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1998      $ (12,093)  $10,022,966   $10,010,873   12,291.28
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At June 30, 1998, 12,291.281 Units ($12,291,281) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999.

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

(3)  Investments in Real Estate -

     The Partnership will lease its properties to various tenants through triple net leases, which are or will be classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years for the TGI FridayOs restaurant and 20 years for the Champps Americana restaurant. The leases contain renewal options which may extend the Lease term an additional 10 years for the TGI FridayOs restaurant and 15 years for the Champps Americana restaurant. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The cost of the property and related accumulated depreciation at June 30, 1998 are as follows:

                                    Buildings and                Accumulated
Property                   Land       Equipment       Total      Depreciation

TGI Friday's
   Greensburg, PA     $   295,020   $   373,124   $   668,144   $     8,680
Champps Americana
   Dayton, OH           1,850,988             0     1,850,988             0
                       -----------   -----------   -----------   -----------
                      $ 2,146,008   $   373,124   $ 2,519,132   $     8,680
                       ===========   ===========   ===========   ===========


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

     On June 29, 1998, the Partnership purchased a parcel of land in Dayton, Ohio for $1,850,988. The land is leased to Americana Dining Corp. (Americana) under a Lease Agreement with a primary term of 20 years and annual rental payments of $129,569. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Americana for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $85,885 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $4,235,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $445,000.

     The Partnership has incurred net costs of $263,222 relating to the review of potential property acquisitions. Of these costs, $8,144 have been capitalized and allocated to land, building and equipment. The remaining costs of $255,078 have been capitalized and will be allocated to properties acquired subsequent to June 30, 1998.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1998, the Partnership recognized rental income of $34,545. During the same period, the Partnership also earned $197,256 in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 85% of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $107,970 and $49,565, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,036 and $85, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1998, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through June 30, 1998, the Partnership raised a total of $12,291,281 from the sale of 12,291.281 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $1,843,692.

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

        On June 29, 1998, the Partnership purchased a parcel of land in Dayton, Ohio for $1,850,988. The land is leased to Americana Dining Corp. (Americana) under a Lease Agreement with a primary term of 20 years and annual rental payments of $129,569. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Americana for the construction of a Champps Americana restaurant on the site. Through June 30, 1998, the Partnership had advanced $85,885 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The total purchase price, including the cost of the land, will be approximately $4,235,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $445,000.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        Until capital is invested in properties, the Partnership will remain extremely liquid. At June 30, 1998, $7,735,206 or 73% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.

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

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                      Description

         10.1   Development   Financing   Agreement
                dated   June   29,   1998   between    the
                Partnership  and  Americana  Dining  Corp.
                relating   to   the   property   at   7880
                Washington Village Drive, Dayton, Ohio.

         10.2   Net  Lease Agreement dated June  29,
                1998    between   the   Partnership    and
                Americana  Dining Corp.  relating  to  the
                property   at   7880  Washington   Village
                Drive, Dayton, Ohio.

          27    Financial Data Schedule  for  period
                ended June 30, 1998.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 31, 1998         AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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