Form 10QSB
period 1998-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1998-11-10
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

          Statements for the Periods ended September 30, 1998  and 1997:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                             ASSETS

                                                    1998             1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $10,150,301      $ 5,808,792
  Receivables                                         24,977                0
                                                  -----------      -----------
      Total Current Assets                        10,175,278        5,808,792
                                                  -----------      -----------

INVESTMENTS IN REAL ESTATE:
  Land                                               720,747          295,020
  Buildings and Equipment                            373,124          373,124
  Construction in Progress                            85,368                0
  Property Acquisition Costs                         353,744           93,860
  Accumulated Depreciation                           (12,686)            (668)
                                                  -----------      -----------
      Net Investments in Real Estate               1,520,297          761,336
                                                  -----------      -----------
        Total Assets                             $11,695,575      $ 6,570,128
                                                  ===========      ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $   152,986      $   161,446
  Distributions Payable                              228,024          100,335
  Unearned Rent                                        5,637                0
                                                  -----------      -----------
    Total Current Liabilities                        386,647          261,781
                                                  -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (15,997)          (4,970)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 13,948 and
   7,656 Units issued and outstanding in
   1998 and 1997, respectively                    11,324,925        6,313,317
                                                  -----------      -----------
      Total Partners' Capital                     11,308,928        6,308,347
                                                  -----------      -----------
        Total Liabilities and Partners' Capital  $11,695,575      $ 6,570,128
                                                  ===========      ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                              9/30/98      9/30/97     9/30/98       9/30/97

INCOME:
   Rent                      $  39,918   $       0   $  74,463    $       0
   Investment Income           118,024      34,835     315,280       49,053
                              ---------   ---------   ---------    ---------
        Total Income           157,942      34,835     389,743       49,053
                              ---------   ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  50,591      42,707     158,561       92,272
   Partnership Administration
    and Property Management -
    Unrelated Parties            1,020         164      12,056          249
   Depreciation                  4,006           0      12,018            0
                              ---------   ---------   ---------    ---------
        Total Expenses          55,617      42,871     182,635       92,521
                              ---------   ---------   ---------    ---------

NET INCOME (LOSS)            $ 102,325   $  (8,036)  $ 207,108    $ (43,468)
                              =========   =========   =========    =========

NET INCOME (LOSS) ALLOCATED:
   General Partners          $   3,069   $     (81)  $   6,213    $    (435)
   Limited Partners             99,256      (7,955)    200,895      (43,033)
                              ---------   ---------   ---------    ---------
                             $ 102,325   $  (8,036)  $ 207,108    $ (43,468)
                              =========   =========   =========    =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (12,894, 3,024, 10,665 and
 2,545 weighted average Units
 outstanding for the periods,
 respectively)               $    7.70   $   (2.63)  $   18.84    $  (16.91)
                              =========   =========   =========    ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                               $   207,108   $   (43,468)

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       12,018             0
     Increase in Receivables                           (24,977)            0
     Increase (Decrease) in Payable
        to AEI Fund Management, Inc.                    (8,460)       92,036
     Increase in Unearned Rent                           5,637             0
                                                    -----------   -----------
        Total Adjustments                              (15,782)       92,036
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           191,326        48,568
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (770,979)      (54,895)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners       6,292,182     4,596,787
   Organization and Syndication Costs                 (924,018)     (689,518)
   Increase in Distributions Payable                   127,689        50,705
   Distributions to Partners                          (574,691)      (74,504)
                                                    -----------   -----------
        Net Cash Provided By
        Financing Activities                         4,921,162     3,883,470
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            4,341,509     3,877,143

CASH AND CASH EQUIVALENTS, beginning of period       5,808,792           943
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $10,150,301   $ 3,878,086
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $    643    $         0   $       643            0

  Capital Contributions             0       4,596,787     4,596,787    4,596.79

  Organization and
   Syndication Costs              (60)       (689,458)     (689,518)

  Distributions                (1,181)        (73,323)      (74,504)

  Net Loss                       (435)        (43,033)      (43,468)
                              ---------    -----------   -----------   --------
BALANCE, September 30, 1997  $ (1,033)   $  3,790,973   $ 3,789,940    4,596.79
                              =========    ===========   ===========   ========


BALANCE, December 31, 1997   $ (4,970)   $  6,313,317   $ 6,308,347    7,656.00

  Capital Contributions             0       6,292,182     6,292,182    6,292.18

  Organization and
   Syndication Costs                0        (924,018)     (924,018)

  Distributions               (17,240)       (557,451)     (574,691)

  Net Income                    6,213         200,895       207,108
                              ---------    -----------   -----------  ---------
BALANCE, September 30, 1998  $(15,997)    $11,324,925   $11,308,928   13,948.18
                              =========    ===========   ===========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. At September 30, 1998, 13,948.177 Units ($13,948,177) were subscribed and accepted by the Partnership. The General Partners have contributed capital of $1,000. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999.

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

     The Partnership's properties are commercial, single-tenant buildings. The cost of the property and related accumulated depreciation at September 30, 1998 are as follows:

                                    Buildings and                Accumulated
Property                  Land        Equipment       Total      Depreciation

TGI Friday's
   Greensburg, PA      $   295,020   $   373,124   $   668,144    $  12,686
Champps Americana
   Centerville, OH         425,727             0       425,727            0
                        -----------   -----------   -----------    ----------
                       $   720,747   $   373,124   $ 1,093,871    $  12,686
                        ===========   ===========   ===========    ==========


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

     On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $85,368 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $974,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $100,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

     In October, 1998, the Partnership entered into an agreement to purchase a Hollywood Video store in Saraland, Alabama. The purchase price will be approximately $1,300,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,600.

     The Partnership has incurred net costs of $361,888 relating to the review of potential property acquisitions. Of these costs, $8,144 have been capitalized and allocated to land, building and equipment. The remaining costs of $353,744 have been capitalized and will be allocated to properties acquired subsequent to September 30, 1998.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the nine months ended September 30, 1998, the Partnership recognized rental income of $74,463. During the same period, the Partnership also earned $315,280 in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 81% of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $158,561 and $92,272, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,056 and $249, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1998, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through September 30, 1998, the Partnership raised a total of $13,948,177 from the sale of 13,948.177 Units. The Managing General Partner has extended the offering of Units to the earlier of completion of sale of all Units or January 9, 1999. From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,072,418.

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

        On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through September 30, 1998, the Partnership had advanced $85,368 for the construction of the property and was charging interest on the advances at a rate of 7.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $974,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $100,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         In October, 1998, the Partnership entered into an agreement to purchase a Hollywood Video store in Saraland, Alabama. The purchase price will be approximately $1,300,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,600.

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

        Until capital is invested in properties, the Partnership will remain extremely liquid. At September 30, 1998, $10,151,553 or 87% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          10.1   Assignment   of   the   Development
                 Financing   Agreement   and   Net    Lease
                 Agreement  dated August 27,  1998  between
                 the  Partnership,  AEI  Real  Estate  Fund
                 XVII  Limited Partnership, AEI Real Estate
                 Fund   XVIII   Limited  Partnership,   AEI
                 Income   &   Growth   Fund   XXI   Limited
                 Partnership,  and Americana  Dining  Corp.
                 relating   to   the   property   at   7880
                 Washington   Village  Drive,  Centerville,
                 Ohio.

          10.2   Purchase Agreement dated October  8,
                 1998  between  AEI  Fund  Management   and
                 Centurion  Video  Ltd.  relating  to   the
                 property   at  1097  Industrial   Parkway,
                 Saraland, Alabama.

          10.3   Assignment  of  Purchase  Agreement
                 dated   November  2,  1998   between   the
                 Partnership   and   AEI  Fund   Management
                 relating   to   the   property   at   1097
                 Industrial Parkway, Saraland, Alabama.

           27    Financial Data Schedule  for  period
                 ended September 30, 1998.

         b.   Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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