Form 10KSB
period 1998-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1999-03-30
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

                 Commission file number:  24003

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

        State of Minnesota                41-1848181
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

                         Yes  [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $545,711.

As of February 28, 1999, there were 16,895.222 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,895,222.


               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes      No  [X]


                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. As of December 31, 1998, the Partnership had purchased four properties, including partial interests in two properties, at a total cost of $2,259,871. The properties are all commercial, single tenant buildings leased under triple net leases. The Partnership is continuing to review various properties for acquisition until available subscription proceeds are fully committed.

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

        On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $265,893 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of
$93,256. The Partnership's share of total acquisition costs, including the cost of the land, was approximately $906,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced $38,647 for the construction of the property and was charging interest on the advances at a rate of 6.75%. The total purchase price, including the cost of the land, will be approximately $1,424,500. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $93,000.

        On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through December 31, 1998, the Partnership had advanced $36,080 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for approximately $1,332,000. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,600.

Major Tenants

        During 1998, two of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of the Partnership's total rental revenue in 1998. Because the Partnership has not completed its acquisition of properties, it is not possible to determine which tenants will contribute more than ten percent of the Partnership's rental income in 1999 and future years. In the event that certain tenants contribute more than ten percent of the Partnership's rental income in future years, any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the property that the Partnership acquired and owned as of December 31, 1998.

                                   Total Property               Annual       Annual
                         Purchase    Acquisition                Lease        Rent
   Property                 Date        Costs       Lessee      Payment     Per Sq. Ft.
TGI Friday's Restaurant
  Greensburg, PA                                 Ohio Valley
  (40.0%)                 12/10/97  $ 668,144    Bistros, Inc.  $  67,650    $37.50

Champps Americana
  Restaurant
  Centerville, OH
  (23.0%)                                         Americana
  (land only) (1)         6/29/98   $ 425,727    Dining Corp.   $ 29,801     $13.83

Arby's Restaurant
  Homewood, AL                                      RTM
  (land only) (1)        11/20/98   $ 696,000   Alabama, Inc.   $ 46,980     $14.43

Tumbleweed Restaurant
  Ft. Wayne, IN
  (land only) (1)        11/25/98   $ 470,000  Tumbleweed, Inc. $ 39,950     $ 7.01

(1)  Restaurant was under construction as of December 31, 1998.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. The remaining interest in the TGI Friday's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership.

        Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 15 years, except the Champps restaurant and the Arby's restaurant, which have Lease terms of 20 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except the Champps restaurant which has a renewal option which may extend the Lease term an additional 15 years.

       Pursuant to the Lease Agreement, the tenant is required to provide proof of adequate insurance coverage on the property. The General Partners believe the property is adequately covered by insurance and consider the property to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        Through December 31, 1998, the completed properties are 100% percent occupied by the lessee.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 702 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1998, the Partnership has not acquired any Units from Limited Partners.

        Cash distributions of $25,063 and $5,331 were made to the General Partners and $810,404 and $172,361 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For  the  years  ended December 31, 1998  and  1997,  the
Partnership recognized rental income of $108,451 and $4,001, respectively. During the same periods, the Partnership also earned $437,260 and $112,806, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 80% and 97%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $219,705 and $137,699, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,367 and $640, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1998, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through December 31, 1998, the Partnership raised a total of $15,945,163 from the sale of 15,945.163 Units. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,310,908.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $265,893 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of
$93,256. The Partnership's share of total acquisition costs, including the cost of the land, was approximately $906,000. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced $38,647 for the construction of the property and was charging interest on the advances at a rate of 6.75%. The total purchase price, including the cost of the land, will be approximately $1,424,500. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $93,000.

        On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through December 31, 1998, the Partnership had advanced $36,080 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for approximately $1,332,000. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,600.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1998, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At December 31, 1998, $10,253,076 or 77% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-net leases, this is considered adequate to satisfy most contingencies.

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





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Operations

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota     /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January 27, 1999               Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                        $10,206,442    $ 5,808,792
  Receivables                                           46,634              0
                                                    -----------    -----------
      Total Current Assets                          10,253,076      5,808,792
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               1,886,747        295,020
  Buildings and Equipment                              373,124        373,124
  Construction in Progress                             340,620              0
  Property Acquisition Costs                           460,047         93,860
  Accumulated Depreciation                             (16,693)          (668)
                                                    -----------    -----------
     Net Investments in Real Estate                  3,043,845        761,336
                                                    -----------    -----------
        Total Assets                               $13,296,921    $ 6,570,128
                                                    ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $   144,805    $   161,446
  Distributions Payable                                255,963        100,335
                                                    -----------    -----------
      Total Current Liabilities                        400,768        261,781
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (21,135)        (4,970)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 15,945 and
   7,656 Units issued and outstanding in 1998
   and 1997, respectively                           12,917,288      6,313,317
                                                    -----------    -----------
     Total Partners' Capital                        12,896,153      6,308,347
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $13,296,921    $ 6,570,128
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1998           1997

INCOME:
  Rent                                            $   108,451   $     4,001
  Investment Income                                   437,260       112,806
                                                   -----------   -----------
      Total Income                                    545,711       116,807
                                                   -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates             219,705       137,699
  Partnership Administration and Property
     Management - Unrelated Parties                    13,367           640
  Depreciation                                         16,025           668
                                                   -----------   -----------
      Total Expenses                                  249,097       139,007
                                                   -----------   -----------

NET INCOME (LOSS)                                 $   296,614   $   (22,200)
                                                   ===========   ===========

NET INCOME (LOSS) ALLOCATED:
  General Partners                                $     8,898   $      (222)
  Limited Partners                                    287,716       (21,978)
                                                   -----------   -----------
                                                  $   296,614   $   (22,200)
                                                   ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
  (11,627 and 3,736 weighted average Units
  outstanding in 1998 and 1997, respectively)     $     24.75   $     (5.88)
                                                   ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $   296,614    $   (22,200)

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                       16,025            668
     Increase in Receivables                           (46,634)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (16,641)       161,146
                                                    -----------    -----------
       Total Adjustments                               (47,250)       161,814
                                                    ------------   -----------
       Net Cash Provided By
           Operating Activities                        249,364        139,614
                                                    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                     (2,298,534)      (762,004)
                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners        8,289,167      7,655,996
  Organization and Syndication Costs                (1,162,508)    (1,148,400)
  Increase in Distributions Payable                    155,628        100,335
  Distributions to Partners                           (835,467)      (177,692)
                                                    -----------    -----------
       Net Cash Provided By
           Financing Activities                      6,446,820      6,430,239
                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            4,397,650      5,807,849

CASH AND CASH EQUIVALENTS, beginning of period       5,808,792            943
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $10,206,442    $ 5,808,792
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                       Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996    $   643    $         0   $       643           0

  Capital Contributions             0      7,655,996     7,655,996    7,656.00

  Organization &
   Syndication Costs              (60)    (1,148,340)   (1,148,400)

  Distributions                (5,331)      (172,361)     (177,692)

  Net Loss                       (222)       (21,978)      (22,200)
                              ---------   -----------   -----------  ----------
BALANCE, December 31, 1997     (4,970)     6,313,317     6,308,347    7,656.00

  Capital Contributions             0      8,289,167     8,289,167    8,289.16

  Organization &
   Syndication Costs                0     (1,162,508)   (1,162,508)

  Distributions               (25,063)      (810,404)     (835,467)

  Net Income                    8,898        287,716       296,614
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1998  $ (21,135)   $12,917,288   $12,896,153   15,945.16
                             =========    ===========   ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units are available for subscription which, if fully subscribed, will result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. Through December 31, 1998, the Partnership raised a total of $15,945,163 from the sale of 15,945.163 Units. The
     Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). The General Partners have contributed capital of $1,000.

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

                   DECEMBER 31, 1998 AND 1997

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

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions -

     The Partnership owns a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania. The remaining interest in the property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 23.0% interest in a Champps Americana restaurant in Centerville, Ohio. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

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

     AEI,  AFM  and  AEI  Securities, Inc.  (ASI)  (formerly  AEI
     Incorporated)   received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                            Total Incurred by the Partnership
                                             for the Years Ended December 31

                                                      1998           1997
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 219,705        $ 137,699
                                                   =========        =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.      $  13,367        $     640
                                                   =========        =========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

                                             Total Incurred by the Partnership
                                              for the Years Ended December 31

                                                         1998         1997
c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $69,323 and $11,414
  for 1998 and 1997, respectively.                    $ 366,187    $ 102,004
                                                       =========    =========

d.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating
  broker/dealers).  ASI also received a 2%
  non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs
  are treated as a reduction of partners' capital.    $ 828,917   $ 765,600
                                                       ========    ========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                          $  96,901   $ 153,495
                                                       ========    ========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.          $ 236,690   $ 229,305
                                                       ========    ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, e and f.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years, except the Champps restaurant and the Arby's restaurant which have Lease terms of 20 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except the Champps restaurant which has a renewal option which may extend the Lease term an additional 15 years. The Leases have rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings and were constructed and acquired in  1997
     and   1998.   There  have  been  no  costs  capitalized   as
     improvements subsequent to the acquisition.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1998 are as follows:


                                         Buildings and             Accumulated
    Property                      Land     Equipment      Total   Depreciation

TGI Friday's, Greensburg, PA  $  295,020  $  373,124  $   668,144    $ 16,693
Champps Americana
   Centerville, OH               425,727           0      425,727           0
Arby's, Homewood, AL             696,000           0      696,000           0
Tumbleweed, Ft. Wayne, IN        470,000           0      470,000           0
                               ----------  ----------  -----------   ---------
                              $1,886,747  $  373,124  $ 2,259,871   $  16,693
                               ==========  ==========  ===========   =========

     On December 10, 1997, the Partnership purchased a 40.0% interest in a TGI Friday's restaurant in Greensburg, Pennsylvania for $668,144. The property is leased to Ohio Valley Bistros, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $67,650.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Through December 31, 1998, the Partnership had advanced $265,893 for the construction of the property and was charging interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $93,256. The Partnership's share of total acquisition costs, including the cost of the land, was approximately $906,000.

     On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced
     $38,647 for the construction of the property and was charging interest on the advances at a rate of 6.75%. The total purchase price, including the cost of the land, will be approximately $1,424,500. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $93,000.

     On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through December 31, 1998, the Partnership had advanced
     $36,080 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

     On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for approximately
     $1,332,000. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,600.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $468,191 relating to the review of potential property acquisitions. Of these costs, $8,144 have been capitalized and allocated to land, building and equipment. The remaining costs of $460,047 have been capitalized and will be allocated to properties acquired subsequent to December 31, 1998.

     The minimum future rentals on the Lease for years subsequent to December 31, 1998 are as follows:

                       1999          $   200,045
                       2000              200,818
                       2001              201,600
                       2002              202,391
                       2003              203,191
                       Thereafter      2,426,671
                                      -----------
                                     $ 3,434,716
                                      ===========

     There were no contingent rents recognized in 1998 or 1997.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     1998           1997
        Tenants                    Industry

     Ohio Valley Bistros, Inc.    Restaurant      $  67,650     $   4,001
     Americana Dining Corp.       Restaurant         31,456           N/A
                                                   ---------     ---------

     Aggregate rent revenue of major tenants      $  99,106     $   4,001
                                                   =========     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 91%          100%
                                                   =========     =========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6)  Partners' Capital -

     Cash distributions of $25,063 and $5,331 were made to the General Partners and $810,404 and $172,361 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $69.70 and $46.14 per Limited Partnership Unit outstanding using 11,627 and 3,736 weighted average Units in 1998 and 1997, respectively. The distributions represent $24.75 and $-0- per Unit of Net Income and $44.95 and $46.14 per Unit of return of contributed capital in 1998 and 1997, respectively.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of December 31, 1998, the Partnership has not acquired any Units from Limited Partners.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1998           1997

     Net Income (Loss) for Financial
      Reporting Purposes                       $  296,614     $  (22,200)

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                            2,236           (388)

     Capitalized Start-Up Costs
      Under Section 195                           208,386        137,668

     Amortization of Start-Up and
      Organization Costs                           (6,319)          (167)
                                               -----------    -----------
           Taxable Income to Partners         $   500,917    $   114,913
                                               ===========    ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                     1998           1997

     Partners' Capital for
      Financial Reporting Purposes               $ 12,896,153   $  6,308,347

     Depreciation for Tax Purposes
      (Over) Under Depreciation for Financial
      Reporting Purposes                                1,848           (388)

     Capitalized Start-Up Costs
      Under Section 195                               346,410        138,024

     Amortization of Start-Up and
      Organization Costs                               (6,486)          (167)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes              2,281,032      1,148,400
                                                   -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes              $15,518,957    $ 7,594,216
                                                   ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                     1998                     1997
                            Carrying       Fair       Carrying      Fair
                             Amount        Value       Amount       Value

     Cash                 $       188  $       188   $       307  $       307
     Money Market Funds    10,206,254   10,206,254     5,808,485    5,808,485
                           -----------  -----------   -----------  -----------
       Total Cash and
         Cash Equivalents $10,206,442  $10,206,442   $ 5,808,792  $ 5,808,792
                           ===========  ===========   ===========  ===========


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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

     Name and Address                            Number of       Percent
   of Beneficial Owner                           Units Held      of Class

   AEI Fund Management XXI, Inc.                      22             *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                      0             0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   *  Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1998.

Person or Entity                                         Amount Incurred From
  Receiving                   Form and Method         Inception (July 31, 1996)
 Compensation                 of Compensation           To December 31, 1998

AEI Securities, Inc.  Selling Commissions equal to 8% of     $1,594,517
(formerly AEI         proceeds plus a 2% nonaccountable
Incorporated)         expense allowance, most of which was
                      reallowed to Participating Dealers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                         Amount Incurred From
  Receiving                   Form and Method         Inception (July 31, 1996)
 Compensation                 of Compensation           To December 31, 1998

General Partners and  Reimbursement at Cost for other        $  716,391
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  468,191
Affiliates            Acquisition Expenses

General Partners      3% of Net Cash Flow in any fiscal      $   30,394
                      year.

General Partners and  Reimbursement at Cost for all          $  357,404
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting, partner
                      relations   and   other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds of $       0
                      Sale until Limited Partners have received an amount equal to (a) their Adjusted
                      Capital Contributions,  plus (b) an
                      amount equal to 9% of their Adjusted Capital
                      Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net
                      Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1998, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

               10.5  Development Financing Agreement  dated
                     June  29,  1998 between the Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference  to  Exhibit 10.1 of  Form  10-QSB
                     filed  with  the  Commission  on  July   31,
                     1998).

               10.6  Net  Lease  Agreement dated  June  29,
                     1998  between the Partnership and  Americana
                     Dining  Corp.  relating to the  property  at
                     7880  Washington Village Drive, Centerville,
                     Ohio  (incorporated by reference to  Exhibit
                     10.2   of   Form  10-QSB  filed   with   the
                     Commission on July 31, 1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                     Description

               10.7  Assignment   of   the    Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund   XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXI  Limited Partnership,  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9,
                     1998).

               10.8  Purchase  Agreement dated  October  8,
                     1998   between   AEI  Fund  Management   and
                     Centurion  Video,  Ltd.  relating   to   the
                     property   at   1097   Industrial   Parkway,
                     Saraland,    Alabama    (incorporated     by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

               10.9  Assignment of Purchase Agreement dated
                     November  2,  1998 between  the  Partnership
                     and  AEI  Fund  Management relating  to  the
                     property   at   1097   Industrial   Parkway,
                     Saraland,    Alabama    (incorporated     by
                     reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

              10.10  Development  Financing  Agreement
                     dated   November   20,  1998   between   the
                     Partnership and RTM Alabama, Inc. relating to the property at 159 State Farm Parkway, Homewood, Alabama.

              10.11  Net   Lease   Agreement   dated
                     November  20,  1998 between the  Partnership
                     and   RTM  Alabama,  Inc.  relating  to  the
                     property   at   159  State   Farm   Parkway,
                     Homewood, Alabama.

              10.12  Development  Financing  Agreement
                     dated   November   25,  1998   between   the
                     Partnership and Tumbleweed, Inc. relating to the property at 6040 Lima Road, Ft.
                     Wayne, Indiana.

              10.13  Net   Lease   Agreement   dated
                     November  25,  1998 between the  Partnership
                     and   Tumbleweed,  Inc.  relating   to   the
                     property  at  6040  Lima  Road,  Ft.  Wayne,
                     Indiana.

              10.14  Assignment  of  Lease  Agreement
                     dated   January   12,   1999   between   the
                     Partnership   and  Centurion   Video,   Ltd.
                     relating  to the property at 1097 Industrial
                     Parkway, Saraland, Alabama.

              10.15  First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXI  Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property    at   7880   Washington    Drive,
                     Centerville, Ohio.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A.   Exhibits -
                                 Description

                27   Financial Data Schedule for
                     year ended December 31, 1998.

                99   Forward Looking Statements -
                     Cautionary Statement

          B.   Reports on Form 8-K -    None.


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

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 12, 1999             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President  and
                                   Director (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                            Title                         Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)