Form 10QSB
period 1999-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1999-05-13
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 1999 and December 31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

            Income

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                             ASSETS

                                                       1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 8,536,433    $10,206,442
  Receivables                                           44,481         46,634
                                                    -----------    -----------
      Total Current Assets                           8,580,914     10,253,076
                                                    -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               2,489,306      1,886,747
  Buildings and Equipment                            1,618,888        373,124
  Construction in Progress                             784,466        340,620
  Property Acquisition Costs                           436,070        460,047
  Accumulated Depreciation                             (31,195)       (16,693)
                                                    -----------    -----------
      Net Investments in Real Estate                 5,297,535      3,043,845
                                                    -----------    -----------
           Total  Assets                           $13,878,449    $13,296,921
                                                    ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    25,681    $   144,805
  Distributions Payable                                293,806        255,963
  Unearned Rent                                          5,701              0
                                                    -----------    -----------
      Total Current Liabilities                        325,188        400,768
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (26,267)       (21,135)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 15,945 Units
   issued and outstanding                           13,579,528     12,917,288
                                                    -----------    -----------
      Total Partners' Capital                       13,553,261     12,896,153
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $13,878,449    $13,296,921
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1999           1998

INCOME:
   Rent                                          $    82,627     $    16,913
   Investment Income                                 112,245          82,404
                                                  -----------     -----------
        Total Income                                 194,872          99,317
                                                  -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates            43,213          50,134
   Partnership Administration  and Property
      Management - Unrelated Parties                   8,905           8,177
   Depreciation                                       14,502           4,006
                                                  -----------     -----------
        Total Expenses                                66,620          62,317
                                                  -----------     -----------

NET INCOME                                       $   128,252     $    37,000
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $     3,848     $     1,110
   Limited Partners                                  124,404          35,890
                                                  -----------     -----------
                                                 $   128,252     $    37,000
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,580 and 8,100 weighted average Units
 outstanding in 1999 and 1998, respectively)     $      7.50     $      4.43
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   128,252    $    37,000

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       14,502          4,006
     Decrease in Receivables                             2,153              0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (119,124)        57,779
     Increase in Unearned Rent                           5,701          5,637
                                                    -----------    -----------
       Total Adjustments                               (96,768)        67,422
                                                    -----------    -----------
       Net Cash Provided By
           Operating Activities                         31,484        104,422
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in Real Estate                      (2,268,192)       (74,806)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners          972,059      2,510,270
  Organization and Syndication Costs                  (143,883)      (376,540)
  Increase in Distributions Payable                     37,843         42,257
  Distributions to Partners                           (299,320)      (145,446)
                                                    -----------    -----------
       Net Cash Provided By
           Financing Activities                        566,699      2,030,541
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                            (1,670,009)     2,060,157

CASH AND CASH EQUIVALENTS, beginning of period      10,206,442      5,808,792
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 8,536,433    $ 7,868,949
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                      Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1997   $ (4,970)  $ 6,313,317  $ 6,308,347     7,656.00

  Capital Contributions             0     2,510,270    2,510,270     2,510.27

  Organization and
    Syndication Costs               0      (376,540)    (376,540)

  Distributions                (4,363)     (141,083)    (145,446)

  Net Income                    1,110        35,890       37,000
                              --------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (8,223)  $ 8,341,854  $ 8,333,631    10,166.27
                              ========   ===========  ===========  ===========


BALANCE, December 31, 1998   $(21,135)  $12,917,288  $12,896,153    15,945.16

  Capital Contributions             0       972,059      972,059       972.06

  Organization and
     Syndication Costs              0      (143,883)    (143,883)

  Distributions                (8,980)     (290,340)    (299,320)

  Net Income                    3,848       124,404      128,252
                              --------   -----------  -----------  -----------
BALANCE, March 31, 1999      $(26,267)  $13,579,528  $13,553,261    16,917.22
                              ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. Under the terms of the Restated Limited Partnership Agreement, 24,000 Limited Partnership Units were available for subscription which, if fully subscribed, would result in contributed Limited Partners' capital of $24,000,000. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). The General Partners have contributed capital of $1,000.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at March 31, 1999 are as follows:

                                         Buildings and             Accumulated
Property                          Land     Equipment     Total    Depreciation

TGI Friday's, Greensburg, PA  $  295,020  $  373,124  $  668,144  $   20,699
Hollywood Video, Saraland, AL    566,046     794,641   1,360,687       6,433
Champps Americana
   Centerville, OH               462,240     451,123     913,363       4,063
Arby's, Homewood, AL             696,000           0     696,000           0
Tumbleweed, Ft. Wayne, IN        470,000           0     470,000           0
                               ----------  ----------  ----------   ----------
                              $2,489,306  $1,618,888  $4,108,194   $   31,195
                               ==========  ==========  ==========   ==========

     On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Effective December 25, 1998, the annual rent was increased to $44,701. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $93,256. The Partnership's share of total acquisition costs, including the cost of the land, was $913,362. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

     On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through March 31, 1999, the Partnership had advanced
     $393,639  for  the  construction of  the  property  and  was charging interest on the advances at a rate of 6.75%. The total purchase price, including the cost of the land, will be approximately $1,424,500. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $93,000.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)


     On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through March 31, 1999, the Partnership had advanced $390,827 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

     On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,360,687. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

     In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Minot, North Dakota. The purchase price will be approximately $1,292,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.

     In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Muscle Shoals, Alabama. The purchase price will be approximately $1,315,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.

     The Partnership has incurred net costs of $480,219 relating to the review of potential property acquisitions. Of these costs, $44,149 have been capitalized and allocated to land, building and equipment. The remaining costs of $436,070 have been capitalized and will be allocated to properties acquired subsequent to March 31, 1999.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $82,627 and $16,913, respectively. During the same periods, the Partnership also earned $112,245 and $82,404, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 58% and 83%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $43,213 and $50,134, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,905 and $8,177, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of March 31, 1999, the Partnership's cash distribution rate was 6.5% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,454,791.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Effective December 25, 1998, the annual rent was increased to $44,701. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $93,256. The Partnership's share of total acquisition costs, including the cost of the land, was $913,362. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through March 31, 1999, the Partnership had advanced $393,639 for the construction of the property and was charging interest on the advances at a rate of 6.75%. The total purchase price, including the cost of the land, will be approximately $1,424,500. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $93,000.

        On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through March 31, 1999, the Partnership had advanced $390,827 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,360,687. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

        In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Minot, North Dakota. The purchase price will be approximately $1,292,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.

        In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Muscle Shoals, Alabama. The purchase price will be approximately $1,315,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of March 31, 1999, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At March 31, 1999, $8,580,914 or 62% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

                 10.1  Purchase Agreement dated  March  10,
                       1999  between  AEI  Fund Management,  Inc.
                       and Magnum Video I, Inc. relating to the property at 1700 South Broadway, Minot, North Dakota.

                 10.2  Purchase Agreement dated  April  19,
                       1999  between  AEI  Fund Management,  Inc.
                       and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama.

                 10.3  Assignment  of  Purchase  Agreement
                       dated   April   27,  1999,   between   the
                       Partnership and AEI Fund Management,  Inc.
                       relating  to  the property at  1700  South
                       Broadway, Minot, North Dakota.

                 10.4  Assignment  of  Purchase  Agreement
                       dated   April   27,  1999,   between   the
                       Partnership and AEI Fund Management,  Inc.
                       relating  to the property at 1304 Woodward
                       Avenue, Muscle Shoals, Alabama.

                 10.5  First   Amendment   to    Purchase
                       Agreement  dated April 27,  1999,  between
                       AEI  Fund Management, Inc. and NOM  Muscle
                       Shoals,  Ltd. relating to the property  at
                       1304   Woodward  Avenue,  Muscle   Shoals,
                       Alabama.

                 27    Financial Data Schedule  for  period
                       ended March 31, 1999.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)