Form 10QSB
period 1999-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1999-08-12
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 1999 and December 31, 1998

         Statements for the Periods ended June 30, 1999 and 1998:

            Operations

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                             ASSETS

                                                    1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 7,850,375      $10,206,442
  Receivables                                        47,306           46,634
                                                 -----------      -----------
      Total Current Assets                        7,897,681       10,253,076
                                                 -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,489,348        1,886,747
  Buildings and Equipment                         1,618,946          373,124
  Construction in Progress                        1,187,946          340,620
  Property Acquisition Costs                        614,746          460,047
  Accumulated Depreciation                          (48,389)         (16,693)
                                                 -----------      -----------
      Net Investments in Real Estate              5,862,597        3,043,845
                                                 -----------      -----------
           Total  Assets                        $13,760,278      $13,296,921
                                                 ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    65,599      $   144,805
  Distributions Payable                             278,287          255,963
                                                 -----------      -----------
      Total Current Liabilities                     343,886          400,768
                                                 -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (30,376)         (21,135)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917  and
   15,945 Units issued and outstanding
   in 1999 and 1998, respectively                13,446,768       12,917,288
                                                 -----------      -----------
     Total Partners' Capital                     13,416,392       12,896,153
                                                 -----------      -----------
       Total Liabilities and Partners' Capital  $13,760,278      $13,296,921
                                                 ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended         Six Months Ended
                             6/30/99        6/30/98    6/30/99       6/30/98

INCOME:
   Rent                    $  96,611     $  17,632    $ 179,238    $  34,545
   Investment Income         111,566       114,852      223,811      197,256
                            ---------     ---------    ---------    ---------
        Total Income         208,177       132,484      403,049      231,801
                            ---------     ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                41,290        57,836       84,503      107,970
   Partnership Administration
    and Property Management -
    Unrelated Parties          3,253         2,859       12,158       11,036
   Depreciation               17,194         4,006       31,696        8,012
                            ---------     ---------    ---------    ---------
        Total Expenses        61,737        64,701      128,357      127,018
                            ---------     ---------    ---------    ---------

NET INCOME                 $ 146,440     $  67,783    $ 274,692    $ 104,783
                            =========     =========    =========    =========

NET INCOME ALLOCATED:
   General Partners        $   4,393     $   2,034    $   8,241    $   3,144
   Limited Partners          142,047        65,749      266,451      101,639
                            ---------     ---------    ---------    ---------
                           $ 146,440     $  67,783    $ 274,692    $ 104,783
                            =========     =========    =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (16,917, 10,947, 16,750 and
  9,531 weighted average Units
  outstanding for the periods,
  respectively)            $    8.40     $    6.01    $   15.91    $   10.66
                            =========     =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   274,692    $   104,783

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      31,696          8,012
     Increase in Receivables                             (672)          (753)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (79,206)       216,164
     Increase in Unearned Rent                              0          5,637
                                                   -----------    -----------
       Total Adjustments                              (48,182)       229,060
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       226,510        333,843
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (2,850,448)    (2,098,091)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners         972,059      4,635,285
  Organization and Syndication Costs                 (143,785)      (695,292)
  Increase in Distributions Payable                    22,324         92,886
  Distributions to Partners                          (582,727)      (342,250)
                                                   -----------    -----------
       Net Cash Provided By
           Financing Activities                       267,871      3,690,629
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (2,356,067)     1,926,381

CASH AND CASH EQUIVALENTS, beginning of period     10,206,442      5,808,792
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 7,850,375    $ 7,735,173
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                    Limited
                                                                  Partnershiip
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997  $ (4,970)  $ 6,313,317   $ 6,308,347     7,656.00

  Capital Contributions            0     4,635,285     4,635,285     4,635.28

  Organization and
   Syndication Costs               0      (695,292)     (695,292)

  Distributions              (10,267)     (331,983)     (342,250)

  Net Income                   3,144       101,639       104,783
                             --------   -----------   -----------  -----------
BALANCE, June 30, 1998      $(12,093)  $10,022,966   $10,010,873    12,291.28
                             ========   ===========   ===========  ===========


BALANCE, December 31, 1998  $(21,135)  $12,917,288   $12,896,153    15,945.16

  Capital Contributions            0       972,059       972,059       972.06

  Organization and
   Syndication Costs               0      (143,785)     (143,785)

  Distributions              (17,482)     (565,245)     (582,727)

  Net Income                   8,241       266,451       274,692
                             --------   -----------   -----------  -----------
BALANCE, June 30, 1999      $(30,376)  $13,446,768   $13,416,392    16,917.22
                             ========   ===========   ===========  ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

(3)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years, except the Champps Americana restaurant and the Arby's restaurant which have Lease terms of 20 years. The Leases have renewal options which may extend the Lease term an additional 10 years, except the Champps Americana restaurant which has renewal options which may extend the Lease term an additional 15 years. The Leases have rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at June 30, 1999 are as follows:

                                           Buildings and          Accumulated
Property                           Land      Equipment    Total   Depreciation

TGI Friday's, Greensburg, PA  $  295,020   $  373,124   $  668,144  $  24,705
Hollywood Video, Saraland, AL    566,088      794,699    1,360,787     14,569
Champps Americana
   Centerville, OH               462,240      451,123      913,363      9,115
Arby's, Homewood, AL             696,000            0      696,000          0
Tumbleweed, Ft. Wayne, IN        470,000            0      470,000          0
                               ----------   ----------   ----------  ---------
                              $2,489,348   $1,618,946   $4,108,294  $  48,389
                               ==========   ==========   ==========  =========


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

     On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through June 30, 1999, the Partnership had advanced $620,899 for the construction of the property and was charging interest on the advances at a rate of 6.75%. On July 9, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of
     $87,135. The total purchase price, including the cost of the land, was approximately $1,357,000.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through June 30, 1999, the Partnership had advanced $567,047 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.

     On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,360,687. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

     On July 14, 1999, the Partnership purchased four Children's World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for approximately $1,006,000, $870,000, $919,000 and $1,161,000, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

     On July 16, 1999, the Partnership purchased a Hollywood Video store in Minot, North Dakota for approximately $1,292,000. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,168.

     In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Muscle Shoals, Alabama. The purchase price will be approximately $1,315,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.

     In July, 1999, the Partnership entered into an Agreement to purchase approximately a 53% interest in a Marie Callender's restaurant in Henderson, Nevada. The purchase price for the entire property will be approximately $1,720,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $161,500. AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The Partnership has incurred net costs of $543,695 relating to the review of potential property acquisitions. Of these costs, $44,249 have been capitalized and allocated to land, building and equipment. The remaining costs of $499,446 have been capitalized and will be allocated to properties acquired subsequent to June 30, 1999. At June 30, 1999, the Partnership had advanced $115,300 in earnest money deposits for acquisitions which was included in property acquisition costs on the balance sheet.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $179,238 and $34,545, respectively. During the same periods, the Partnership also earned $223,811 and $197,256, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 56% and 85%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $84,503 and $107,970, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,158 and $11,036, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

        As of June 30, 1999, the Partnership's cash distribution rate was 6.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,454,693.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through June 30, 1999, the Partnership had advanced $620,899 for the construction of the property and was charging interest on the advances at a rate of 6.75%. On July 9, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $87,135. The total purchase price, including the cost of the land, was approximately $1,357,000.

        On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to TWI for the construction of a Tumbleweed restaurant on the site. Through June 30, 1999, the Partnership had advanced $567,047 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. The total purchase price, including the cost of the land, will be approximately $1,312,250. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $134,500.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,360,687. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

         On July 14, 1999, the Partnership purchased four ChildrenOs World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for approximately $1,006,000, $870,000, $919,000 and $1,161,000, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

        On July 16, 1999, the Partnership purchased a Hollywood Video store in Minot, North Dakota for approximately $1,292,000. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,168.

        In April, 1999, the Partnership entered into an Agreement to purchase a Hollywood Video store in Muscle Shoals, Alabama. The purchase price will be approximately $1,315,000. The property will be leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $129,000.

        In July, 1999, the Partnership entered into an Agreement to purchase approximately a 53% interest in a Marie Callender's restaurant in Henderson, Nevada. The purchase price for the entire property will be approximately $1,720,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $161,500. AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership, is expected to acquire the remaining interest.

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

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. As of June 30, 1999, the Partnership has not acquired any Units from Limited Partners.

        Until capital is invested in properties, the Partnership will remain extremely liquid. At June 30, 1999, $7,897,681 or 57% of the Partnership's assets were in cash or cash equivalents (including accrued interest receivable). After completion of property acquisitions, the Partnership will attempt to maintain a cash reserve of only approximately 1% of subscription proceeds. Because properties are purchased for cash and leased under triple-
net   leases,  this  is  considered  adequate  to  satisfy   most
contingencies.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                        Description

           10.1  Sale  and  Purchase  Agreement   and
                 Escrow  Instructions dated  June  2,  1999
                 between  AEI  Fund  Management,  Inc.  and
                 Marie Callender Pie Shops, Inc. relating to the property at Warm Springs Road, Henderson, Nevada.

           10.2  First Amendment to Sale and Purchase
                 Agreement  and  Escrow Instructions  dated
                 July  8, 1999 between AEI Fund Management,
                 Inc.  and Marie Callender Pie Shops,  Inc.
                 relating  to the property at Warm  Springs
                 Road, Henderson, Nevada.

           10.3  Assignment  of  Purchase  and  Sale
                 Agreement  and  Escrow Instructions  dated
                 July  23,  1999  between the  Partnership,
                 AEI  Net  Lease Income & Growth  Fund  XIX
                 Limited    Partnership   and   AEI    Fund
                 Management,  Inc. and Marie Callender  Pie
                 Shops, Inc. relating to the property at Warm Springs Road, Henderson, Nevada.

           10.4  Purchase  and  Sale  Agreement   and
                 Escrow  Instructions dated  May  20,  1999
                 between  AEI  Fund  Management,  Inc.  and
                 ARAMARK   Educational   Resources,    Inc.
                 relating   to  the  properties   at   3325
                 Trellis  Lane,  Abingdon,  Maryland,  2325
                 County  Road  90,  Pearland,  Texas,  1553
                 Arcadian  Drive,  DePere,  Wisconsin,  and
                 18035   Forrest  Height  Drive,   Houston,
                 Texas   (incorporated  by   reference   to
                 Exhibit 10.3 of Form 8-K filed with the Commission on July 26, 1999).

           10.5  Assignment  of  Purchase  and  Sale
                 Agreement  and  Escrow Instructions  dated
                 June  16,  1999  between the  Partnership,
                 AEI  Fund  Management,  Inc.  and  ARAMARK
                 Educational  Resources, Inc.  relating  to
                 the   properties  at  3325  Trellis  Lane,
                 Abingdon, Maryland, 2325 County  Road  90,
                 Pearland,  Texas,  1553  Arcadian   Drive,
                 DePere,   Wisconsin,  and  18035   Forrest
                 Height      Drive,     Houston,      Texas
                 (incorporated  by  reference  to   Exhibit
                 10.4   of   Form   8-K  filed   with   the
                 Commission on July   26, 1999).

           10.6  First   Amendment  to   Net   Lease
                 Agreement  dated July 9, 1999 between  the
                 Partnership   and   RTM   Alabama,    Inc.
                 relating  to  the property  at  159  State
                 Farm     Parkway,    Homewood,     Alabama
                 (incorporated  by  reference  to   Exhibit
                 10.2   of   Form   8-K  filed   with   the
                 Commission on July 20, 1999).

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

        a. Exhibits -
                          Description

           10.7  Net  Lease Agreement dated July  14,
                 1999  between the Partnership and  ARAMARK
                 Educational  Resources, Inc.  relating  to
                 the   property   at  3325  Trellis   Lane,
                 Abingdon,   Maryland   (incorporated    by
                 reference to Exhibit 10.5 of Form 8-K filed with the Commission on July 26,
                 1999).

           10.8  Net  Lease Agreement dated July  14,
                 1999  between the Partnership and  ARAMARK
                 Educational  Resources, Inc.  relating  to
                 the  property  at  2325  County  Road   90
                 Pearland,    Texas    (incorporated     by
                 reference to Exhibit 10.6 of Form 8-K filed with the Commission on July 26,
                 1999).

           10.9  Net  Lease Agreement dated July  14,
                 1999  between the Partnership and  ARAMARK
                 Educational  Resources, Inc.  relating  to
                 the   property  at  1553  Arcadian  Drive,
                 DePere,    Wisconsin   (incorporated    by
                 reference to Exhibit 10.7 of Form 8-K filed with the Commission on July 26,
                 1999).

           10.10 Net Lease Agreement dated  July
                 14,   1999  between  the  Partnership  and
                 ARAMARK   Educational   Resources,    Inc.
                 relating to the property at 18035  Forrest
                 Height      Drive,     Houston,      Texas
                 (incorporated  by  reference  to   Exhibit
                 10.8   of   Form   8-K  filed   with   the
                 Commission on July 26, 1999).

           10.11 Assignment  and  Assumption  of
                 Lease  dated  June   29, 1999 between  the
                 Partnership  and  Magnum  Video  I,   Inc.
                 relating  to  the property at  1700  South
                 Broadway,     Minot,     North      Dakota
                 (incorporated  by  reference  to   Exhibit
                 10.9   of   Form   8-K  filed   with   the
                 Commission on July 26, 1999).

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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