Form 10QSB
period 1999-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 1999-11-12
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

                 Commission file number:  24003


          AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1848181
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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                             ASSETS

                                                     1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   376,518     $10,206,442
  Receivables                                              0          46,634
                                                  -----------     -----------
      Total Current Assets                           376,518      10,253,076
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,980,913       1,886,747
  Buildings and Equipment                          8,381,097         373,124
  Construction in Progress                                 0         340,620
  Property Acquisition Costs                               0         460,047
  Accumulated Depreciation                          (113,251)        (16,693)
                                                  -----------     -----------
      Net Investments in Real Estate              13,248,759       3,043,845
                                                  -----------     -----------
           Total  Assets                         $13,625,277     $13,296,921
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    18,683     $   144,805
  Distributions Payable                              345,124         255,963
  Unearned Rent                                       30,047               0
                                                  -----------     -----------
      Total Current Liabilities                      393,854         400,768
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (35,925)        (21,135)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,808  and
   13,948 Units issued and outstanding
   in 1999 and 1998, respectively                 13,267,348      12,917,288
                                                  -----------     -----------
      Total Partners' Capital                     13,231,423      12,896,153
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $13,625,277     $13,296,921
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended        Nine Months Ended
                              9/30/99       9/30/98     9/30/99       9/30/98

INCOME:
   Rent                      $ 231,138    $  39,918     $ 410,376   $  74,463
   Investment Income            44,905      118,024       268,716     315,280
                              ---------    ---------     ---------   ---------
        Total Income           276,043      157,942       679,092     389,743
                              ---------    ---------     ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                 40,511       50,591       125,014     158,561
   Partnership Administration
     and Property Management -
     Unrelated  Parties          5,790        1,020        17,948      12,056
   Depreciation                 64,862        4,006        96,558      12,018
                              ---------    ---------     ---------   ---------
        Total Expenses         111,163       55,617       239,520     182,635
                              ---------    ---------    ----------   ---------

NET INCOME                   $ 164,880    $ 102,325    $  439,572   $ 207,108
                              =========    =========    ==========   =========

NET INCOME ALLOCATED:
   General Partners          $   4,946    $   3,069    $   13,187   $   6,213
   Limited Partners            159,934       99,256       426,385     200,895
                              ---------    ---------    ----------   ---------
                             $ 164,880    $ 102,325    $  439,572   $ 207,108
                              =========    =========    ==========   =========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 (16,808, 12,894, 16,769 and
 10,665 weighted average Units
 outstanding for the periods,
 respectively)               $    9.52    $    7.70    $    25.43   $   18.84
                              =========    =========    ==========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                         1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   439,572   $   207,108

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         96,558        12,018
     (Increase) Decrease in Receivables                   46,634       (24,977)
     Decrease in Payable
        to AEI Fund Management, Inc.                    (126,122)       (8,460)
     Increase in Unearned Rent                            30,047         5,637
                                                      -----------   -----------
        Total Adjustments                                 47,117       (15,782)
                                                      -----------   -----------
        Net Cash Provided By
        Operating Activities                             486,689       191,326
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                      (10,301,472)     (770,979)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners           972,059     6,292,182
   Organization and Syndication Costs                   (143,785)     (924,018)
   Increase in Distributions Payable                      89,161       127,689
   Distributions to Partners                            (842,647)     (574,691)
   Redemption Payments                                   (89,929)            0
                                                      -----------   -----------
        Net Cash Provided By (Used For)
        Financing Activities                             (15,141)    4,921,162
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  (9,829,924)    4,341,509

CASH AND CASH EQUIVALENTS, beginning of period        10,206,442     5,808,792
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period             $   376,518   $10,150,301
                                                      ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1997  $ (4,970)   $ 6,313,317   $6,308,347     7,656.00

  Capital Contributions            0      6,292,182    6,292,182     6,292.18

  Organization and
   Syndication Costs               0       (924,018)    (924,018)

  Distributions              (17,240)      (557,451)    (574,691)

  Net Income                   6,213        200,895      207,108
                             ---------   -----------  -----------  -----------
BALANCE, September 30, 1998 $(15,997)   $11,324,925  $11,308,928    13,948.18
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1998  $(21,135)   $12,917,288  $12,896,153    15,945.16

  Capital Contributions            0        972,059      972,059       972.06

  Organization and
   Syndication Costs               0       (143,785)    (143,785)

  Redemptions                 (2,698)       (87,231)     (89,929)     (109.04)

  Distributions              (25,279)      (817,368)    (842,647)

  Net Income                  13,187        426,385      439,572
                             ---------   -----------  -----------  -----------
BALANCE, September 30, 1999 $(35,925)   $13,267,348  $13,231,423    16,808.18
                             =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

(3)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 15 years, except the Champps Americana restaurant and the Arby's restaurant which have Lease terms of 20 years. The Leases have renewal options which may extend the Lease term an additional 15 years, except the TGI Friday's, Arby's and Tumbleweed restaurants which have renewal options which may extend the Lease term an additional 10 years and the Hollywood Video store in Saraland, Alabama which has renewal options which may extend the Lease term an additional 20 years. The Leases have rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     The  Partnership's  properties are all  commercial,  single-
     tenant  buildings.   The cost of the  property  and  related
     accumulated depreciation at September 30, 1999 are as follows:

                                            Buildings and         Accumulated
Property                          Land        Equipment    Total  Depreciation

TGI Friday's, Greensburg, PA  $  295,020   $  373,124  $   668,144  $  28,711
Hollywood Video, Saraland, AL    573,203      804,688    1,377,891     22,800
Champps Americana,
   Centerville, OH               468,050      456,793      924,843     14,264
Arby's, Homewood, AL             748,169      644,423    1,392,592     7,322
Children's World, Abingdon, MD   208,416      843,356    1,051,772     7,028
Children's World, Houston, TX    124,577      767,642      892,219     6,397
Children's World, Pearland, TX   204,105      739,310      943,415     6,161
Children's World, DePere, WI     264,185      923,267    1,187,452     7,694
Hollywood Video, Minot, ND       619,597      710,403    1,330,000     5,920
Hollywood Video,
   Muscle Shoals, AL             600,315      740,312    1,340,627     3,702
Tumbleweed, Ft. Wayne, IN        489,027      827,668    1,316,695     3,252
Marie Callender's- Henderson, NV 386,249      550,111      936,360         0
                               ----------   ----------  -----------  ---------
                              $4,980,913   $8,381,097  $13,362,010  $113,251
                               ==========   ==========  ===========  =========

     On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Effective December 25, 1998, the annual rent was increased to $44,701. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $93,256. The Partnership's share of total acquisition costs, including the cost of the land, was $924,843. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a rate of 6.75%. On July 9, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $87,135. Total acquisition costs, including the cost of the land, were $1,392,592.

     On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. On August 31, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $130,941. Total acquisition costs, including the cost of the land, were $1,316,695.

     On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,377,891. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

     On July 14, 1999, the Partnership purchased four ChildrenOs World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for $1,051,772, $892,219, $943,415 and $1,187,452, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

     On July 16, 1999, the Partnership purchased a Hollywood Video store in Minot, North Dakota for $1,330,000. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,168.

     On August 26, 1999, the Partnership purchased a Hollywood Video store in Muscle Shoals, Alabama for $1,340,627. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,659.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $936,360. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $410,376 and $74,463, respectively. During the same periods, the Partnership also earned $268,716 and $315,280, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 40% and 81% respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $125,014 and $158,561, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,948 and $12,056, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of September 30, 1999, the Partnership's cash distribution rate was 6.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.


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

        On June 29, 1998, the Partnership purchased a parcel of land in Centerville, Ohio for $1,850,988. On August 28, 1998, the Partnership assigned, for diversification purposes, 77% of its interest in the property to three affiliated partnerships. The land is leased to Americana Dining Corporation (ADC) under a Lease Agreement with a primary term of 20 years and annual rental payments of $29,801. Effective December 25, 1998, the annual rent was increased to $44,701. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to ADC for the construction of a Champps Americana restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 7.0%. Effective December 25, 1998, the interest rate was increased to 10.5%. On January 27, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $93,256. The Partnership's share of total acquisition costs, including the cost of the land, was $924,843. The remaining interests in the property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership.

        On November 20, 1998, the Partnership purchased a parcel of land in Homewood, Alabama for $696,000. The land is leased to RTM Alabama, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $46,980. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a rate of 6.75%. On July 9, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $87,135. Total acquisition costs, including the cost of the land, were $1,392,592.

        On November 25, 1998, the Partnership purchased a parcel of land in Ft. Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. On August 31, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $130,941. Total acquisition costs, including the cost of the land, were $1,316,695.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,377,891. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

         On July 14, 1999, the Partnership purchased four ChildrenOs World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for $1,051,772, $892,219, $943,415 and $1,187,452, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

        On July 16, 1999, the Partnership purchased a Hollywood Video store in Minot, North Dakota for $1,330,000. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,168.

        On August 26, 1999, the Partnership purchased a Hollywood Video store in Muscle Shoals, Alabama for $1,340,627. The property is leased to Hollywood Entertainment Corporation under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,659.

        On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $936,360. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

       On July 1, 1999, four Limited Partners redeemed a total of
109.04 Partnership Units for $87,231 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                           Description

         10.1  First Amendment to Sale and Purchase
               Agreement  and  Escrow Instructions  dated
               July  8, 1999 between AEI Fund Management,
               Inc.  and Marie Callender Pie Shops,  Inc.
               relating  to the property at Warm  Springs
               Road, Henderson, Nevada (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on July 30,
               1999).

         10.2  Assignment  of  Purchase  and  Sale
               Agreement  and  Escrow Instructions  dated
               July  23,  1999  between the  Partnership,
               AEI  Net  Lease Income & Growth  Fund  XIX
               Limited    Partnership   and   AEI    Fund
               Management,  Inc. and Marie Callender  Pie
               Shops,  Inc.  relating to the property  at
               Warm   Springs  Road,  Henderson,   Nevada
               (incorporated  by  reference  to   Exhibit
               10.3   of  Form  10-QSB  filed  with   the
               Commission on July 30, 1999).

         10.3  Purchase  and  Sale  Agreement   and
               Escrow  Instructions dated  May  20,  1999
               between  AEI  Fund  Management,  Inc.  and
               ARAMARK   Educational   Resources,    Inc.
               relating   to  the  properties   at   3325
               Trellis  Lane,  Abingdon,  Maryland,  2325
               County  Road  90,  Pearland,  Texas,  1553
               Arcadian  Drive,  DePere,  Wisconsin,  and
               18035   Forest  Heights  Drive,   Houston,
               Texas   (incorporated  by   reference   to
               Exhibit 10.3 of Form 8-K filed with the Commission on July 26, 1999).

         10.4  Assignment  of  Purchase  and  Sale
               Agreement  and  Escrow Instructions  dated
               June  16,  1999  between the  Partnership,
               AEI  Fund  Management,  Inc.  and  ARAMARK
               Educational  Resources, Inc.  relating  to
               the   properties  at  3325  Trellis  Lane,
               Abingdon, Maryland, 2325 County  Road  90,
               Pearland,  Texas,  1553  Arcadian   Drive,
               DePere,   Wisconsin,  and   18035   Forest
               Heights     Drive,     Houston,      Texas
               (incorporated  by  reference  to   Exhibit
               10.4   of   Form   8-K  filed   with   the
               Commission on July 26, 1999).

         10.5  First   Amendment  to   Net   Lease
               Agreement  dated July 9, 1999 between  the
               Partnership   and   RTM   Alabama,    Inc.
               relating  to  the property  at  159  State
               Farm     Parkway,    Homewood,     Alabama
               (incorporated  by  reference  to   Exhibit
               10.2   of   Form   8-K  filed   with   the
               Commission on July 20, 1999).

         10.6  Net  Lease Agreement dated July  14,
               1999  between the Partnership and  ARAMARK
               Educational  Resources, Inc.  relating  to
               the   property   at  3325  Trellis   Lane,
               Abingdon,   Maryland   (incorporated    by
               reference to Exhibit 10.5 of Form 8-K filed with the Commission on July 26,
               1999).

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

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

         10.9  Net  Lease Agreement dated July  14,
               1999  between the Partnership and  ARAMARK
               Educational  Resources, Inc.  relating  to
               the   property  at  18035  Forest  Heights
               Drive, Houston, Texas (incorporated by reference to Exhibit 10.8 of Form 8-K filed with the Commission on July 26,
               1999).

         10.10 Assignment  and  Assumption  of
               Lease  dated  June  29, 1999  between  the
               Partnership  and  Magnum  Video  I,   Inc.
               relating  to  the property at  1700  South
               Broadway,     Minot,     North      Dakota
               (incorporated  by  reference  to   Exhibit
               10.9   of   Form   8-K  filed   with   the
               Commission on July 26, 1999).

        10.11  Assignment  of   Lease   dated
               August 26, 1999 between the Partnership and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama.

        10.12  First  Amendment to  Net  Lease
               Agreement  dated August 31, 1999,  between
               the   Partnership  and  Tumbleweed,   Inc.
               relating  to  the property  at  6040  Lima
               Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on September 1,
               1999).

         10.13 Lease Agreement dated September
               28,  1999 between the Partnership, AEI Net
               Lease  Income  & Growth Fund  XIX  Limited
               Partnership   and  Marie   Callender   Pie
               Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson,
               Nevada.

          27   Financial Data Schedule  for  period
               ended September 30, 1999.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K (Continued)

      b.  Reports filed on Form  8-K  -
          During  the quarter ended September
          30,  1999,  the  Partnership  filed
          three Form 8-K's:

                On  July  20, 1999,  the
                Partnership  filed   a   Form   8-K
                reporting  the  acquisition  of  an
                Arby's   restaurant  in   Homewood,
                Alabama.

                On  July  26, 1999,  the
                Partnership  filed  a   Form   8-K,
                reporting   the   acquisition    of
                Children's World daycare centers in
                Abingdon, Maryland, Houston, Texas,
                Pearland,    Texas   and    DePere,
                Wisconsin.   Also, the  acquisition
                of   a  Hollywood  Video  store  in
                Minot, North Dakota.

                On September 1, 1999, the
                Partnership  filed  a   Form   8-K,
                reporting  the  acquisition  of   a
                Hollywood  Video  store  in  Muscle
                Shoals,  Alabama, and a  Tumbleweed
                restaurant in Fort Wayne, Indiana.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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