Form 10KSB
period 1999-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2000-03-30
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $984,858.

As of February 29, 2000, there were 16,786.184 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,786,184.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twelve properties, including partial interests in three properties, at a total cost of $13,363,547. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance the day-to-day cash flow requirements of the Partnership (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the Partnership's properties is limited in the aggregate to 10% of the purchase price of all Partnership properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees have been granted options to purchase the property. Depending on the lease, the purchase price is either determined by a formula, or is the greater of the fair market value of the property or the amount determined by a formula. In all cases, if the option were to be exercised by the lessee, the purchase price would be greater than the original cost of the property.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On November 25, 1998, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. On August 31, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $130,941. Total acquisition costs, including the cost of the land, were $1,316,695.

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,377,891. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

         On July 14, 1999, the Partnership purchased four Children's World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for $1,051,772, $892,219, $943,415 and $1,187,452, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

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

        On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 1999, the Partnership sold 17.2104% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $238,000 which resulted in a net gain of approximately $38,000.

        Subsequent to December 31, 1999, the Partnership sold 26.161% of its interest in the Marie Callender's restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of approximately
$516,000  which  resulted in a total net  gain  of  approximately
$57,000.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 78% of the Partnership's total rental revenue in 1999. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2000 and future years, except for Americana Dining Corporation which will fall below the 10% level. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and leased to various tenants under triple net leases, which will be classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

        The following table is a summary of the property that the Partnership acquired and owned as of December 31, 1999.

                               Total Property               Annual     Annual
                     Purchase   Acquisition                  Lease    Rent Per
Property               Date       Costs      Lessee         Payment    Sq. Ft.


TGI Friday's Restaurant
  Greensburg, PA                           Ohio Valley
  (40.0%)           12/10/97  $  668,144   Bistros, Inc.    $ 68,414   $37.92

                                             Hollywood
Hollywood Video Store                      Entertainment
  Saraland, AL       1/26/99  $1,377,891    Corporation     $129,617   $17.31

Champps Americana
  Restaurant
  Centerville, OH                           Americana
  (23.0%)            1/27/99  $  924,843   Dining Corp.     $ 93,256   $43.28

Arby's Restaurant                              RTM
  Homewood, AL        7/9/99  $1,392,592  Alabama, Inc.     $ 87,135   $26.76

Children's World                             ARAMARK
  Daycare Center                           Educational
  Abingdon, MD       7/14/99  $1,051,772  Resources, Inc.   $ 91,677   $12.36

Children's World                             ARAMARK
  Daycare Center                           Educational
  Houston, TX        7/14/99  $  892,219  Resources, Inc.   $ 79,093   $10.91

Children's World                             ARAMARK
  Daycare Center                           Educational
  Pearland, TX       7/14/99  $  943,415  Resources, Inc.   $ 83,635   $11.01

Children's World                             ARAMARK
  Daycare Center                           Educational
  DePere, WI         7/14/99  $1,187,452  Resources, Inc.   $106,157   $10.43

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property               Annual     Annual
                     Purchase   Acquisition                  Lease    Rent Per
Property               Date       Costs      Lessee         Payment    Sq. Ft.


                                            Hollywood
Hollywood Video Store                     Entertainment
  Minot, ND          7/16/99  $1,330,000   Corporation      $129,168   $17.21

                                            Hollywood
Hollywood Video Store                     Entertainment
  Muscle Shoals, AL  8/26/99  $1,340,627   Corporation      $129,659   $19.29

Tumbleweed Restaurant
  Fort Wayne, IN     8/31/99  $1,316,695  Tumbleweed, Inc.  $130,941   $23.50

Marie Callender's Restaurant
  Henderson, NV                           Marie Callender's
  (53.0%)            9/28/99  $  937,897  Pie Shops, Inc.   $ 85,595   $26.85


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. The remaining interest in the TGI Friday's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Marie Callender's restaurant is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the TGI Friday's, Arby's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Hollywood Video store in Saraland, Alabama which has renewal options that may extend the Lease term an additional 20 years.

        Pursuant to the Lease Agreement, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes.

        Through  December  31,  1999, all  properties  were  100%
percent occupied by the lessees.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 739 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  1999, four Limited Partners redeemed a  total  of
109.04 Partnership Units for $87,231 in accordance with the Partnership Agreement. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       Cash distributions of $35,826 and $25,063 were made to the General Partners and $1,071,123 and $810,404 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, and a partial return of contributed capital. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $713,963 and $108,451, respectively. During the same periods, the Partnership also earned $270,895 and $437,260, respectively, in investment income from subscription proceeds which were invested in a short-term money market account. This investment income constituted 28% and 80% respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $165,419 and $219,705, respectively. These administration expenses include initial start-up costs and expenses associated with processing distributions, reporting requirements and correspondence to the Limited Partners. The administrative expenses decrease after completion of the offering and acquisition phases of the Partnership's operations. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,348 and $13,367, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, insurance and other property costs.

        The Partnership distributes all of its net income during the offering and acquisition phases, and if net income after deductions for depreciation is not sufficient to fund the distributions, the Partnership may distribute other available cash that constitutes capital for accounting purposes.

         As of December 31, 1999, the Partnership's cash distribution rate was 6.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On November 25, 1998, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. On August 31, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $130,941. Total acquisition costs, including the cost of the land, were $1,316,695.

       On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,377,891. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

         On July 14, 1999, the Partnership purchased four Children's World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for $1,051,772, $892,219, $943,415 and $1,187,452, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

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

        On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 1999, the Partnership sold 17.2104% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $238,000 which resulted in a net gain of approximately $38,000.

        Subsequent to December 31, 1999, the Partnership sold 26.161% of its interest in the Marie Callender's restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of approximately
$516,000  which  resulted in a total net  gain  of  approximately
$57,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the offering of Units, the Partnership's primary source of cash flow will be from the sale of Limited Partnership Units. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. From January 10, 1997 to May 1, 1997, the
minimum number of Limited Partnership Units (1,500) needed to form the Partnership were sold and on May 1, 1997, a total of 1,629.201 Units ($1,629,201) were transferred into the Partnership. Through December 31, 1998, the Partnership raised a total of $15,945,163 from the sale of 15,945.163 Units. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222). From subscription proceeds, the Partnership paid organization and syndication costs (which constitute a reduction of capital) of $2,454,602.

         After completion of the acquisition phase, the Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a semi-annual basis.

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

        During  1999, four Limited Partners redeemed a  total  of
109.04 Partnership Units for $87,231 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
January  25, 2000              Boulay, Heutmaker,  Zibell & Co. P.L.L.P.
                               Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                     1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   247,401     $10,206,442
  Receivables                                              0          46,634
                                                  -----------     -----------
      Total Current Assets                           247,401      10,253,076
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,981,547       1,886,747
  Buildings and Equipment                          8,382,000         373,124
  Construction in Progress                                 0         340,620
  Property Acquisition Costs                               0         460,047
  Accumulated Depreciation                          (201,635)        (16,693)
                                                  -----------     -----------
      Net Investments in Real Estate              13,161,912       3,043,845
                                                  -----------     -----------
           Total  Assets                         $13,409,313     $13,296,921
                                                  ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    14,979     $   144,805
  Distributions Payable                              256,847         255,963
                                                  -----------     -----------
      Total Current Liabilities                      271,826         400,768
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (38,746)        (21,135)
  Limited Partners, $1,000 Unit Value;
    24,000 Units authorized; 16,917 Units issued;
    16,808 and 15,945 Units outstanding in
    1999 and 1998, respectively                   13,176,233      12,917,288
                                                  -----------     -----------
     Total Partners' Capital                      13,137,487      12,896,153
                                                  -----------     -----------
       Total  Liabilities and Partners' Capital  $13,409,313     $13,296,921
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1999            1998

INCOME:
  Rent                                         $   713,963      $   108,451
  Investment Income                                270,895          437,260
                                                -----------      -----------
      Total Income                                 984,858          545,711
                                                -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates          165,419          219,705
  Partnership Administration and Property
     Management - Unrelated Parties                 27,348           13,367
  Depreciation                                     184,942           16,025
                                                -----------      -----------
      Total Expenses                               377,709          249,097
                                                -----------      -----------

NET INCOME                                     $   607,149      $   296,614
                                                ===========      ===========

NET INCOME ALLOCATED:
  General Partners                             $    18,215      $     8,898
  Limited Partners                                 588,934          287,716
                                                -----------      -----------
                                               $   607,149      $   296,614
                                                ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (16,779 and 11,627 weighted average Units
  outstanding in 1999 and 1998, respectively)  $     35.10      $     24.75
                                                ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $   607,149    $   296,614

 Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By Operating Activities:
     Depreciation                                     184,942         16,025
     (Increase) Decrease in Receivables                46,634        (46,634)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (129,826)       (16,641)
                                                   -----------    -----------
       Total Adjustments                              101,750        (47,250)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       708,899        249,364
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (10,303,009)    (2,298,534)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners         972,059      8,289,167
  Organization and Syndication Costs                 (143,694)    (1,162,508)
  Increase in Distributions Payable                       884        155,628
  Distributions to Partners                        (1,104,251)      (835,467)
  Redemption Payments                                 (89,929)             0
                                                   -----------    -----------
       Net Cash Provided By (Used For)
           Financing Activities                      (364,931)     6,446,820
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            (9,959,041)     4,397,650

CASH AND CASH EQUIVALENTS, beginning of period     10,206,442      5,808,792
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   247,401    $10,206,442
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                   Partnership
                             General    Limited                      Units
                             Partners   Partners        Total      Outstanding


BALANCE, December 31, 1997  $ (4,970)  $ 6,313,317   $ 6,308,347     7,656.00

  Capital Contributions            0     8,289,167     8,289,167     8,289.16

  Organization &
    Syndication Costs              0    (1,162,508)   (1,162,508)

  Distributions              (25,063)     (810,404)     (835,467)

  Net Income                   8,898       287,716       296,614
                             ---------  -----------   -----------  -----------
BALANCE, December 31, 1998   (21,135)   12,917,288    12,896,153    15,945.16

  Capital Contributions            0       972,059       972,059       972.06

  Organization &
    Syndication Costs              0      (143,694)     (143,694)

  Distributions              (33,128)   (1,071,123)   (1,104,251)

  Redemption Payments         (2,698)      (87,231)      (89,929)     (109.04)

  Net Income                  18,215       588,934       607,149
                             ---------  -----------   -----------  -----------
BALANCE, December 31, 1999  $(38,746)  $13,176,233   $13,137,487    16,808.18
                             =========  ===========   ===========  ===========

     The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $16,917,222 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 97% to the Limited Partners and 3% to the General Partners. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the
     Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 9% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated in the same ratio as the last dollar of Net Cash Flow is distributed. Net losses from operations will be allocated 99% to the Limited Partners and 1% to the General Partners.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, the balance of any remaining gain will then be allocated 90% to the Limited Partners and 10% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

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

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions -

     The Partnership owns a 40.0% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 23.0% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 53.0% interest in a Marie Callender's restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

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

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                    1999          1998
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 165,419     $ 219,705
                                                   =========     =========

b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, insurance and other property costs.      $  27,348     $  13,367
                                                   =========     =========



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                       1999         1998
c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $313,652 and $69,323
  for 1999 and 1998, respectively.                   $(125,292)   $ 366,187
                                                      =========    =========

d.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating
  broker/dealers).  ASI also received a 2%
  non-accountable expense allowance for all Units
  it sold through broker/dealers.  These costs
  are treated as a reduction of partners' capital.   $  97,205    $ 828,917
                                                      =========    =========

e.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                         $  43,726    $  96,901
                                                      =========    =========

f.AEI is reimbursed for all expenses it has paid
  on the Partnership's behalf relating to the
  offering and organization of the Partnership.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  underwriting costs and due diligence fees.         $   2,763    $ 236,690
                                                      =========    =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d, e and f. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the TGI Friday's, Arby's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years, and the Hollywood Video store in Saraland, Alabama which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The  Partnership's  properties are all  commercial,  single-
     tenant buildings and were constructed and acquired in  1997,
     1998  or  1999.   There  have been no costs  capitalized  as
     improvements subsequent to the acquisition.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 1999 are as follows:

                                          Buildings and         Accumulated
Property                            Land    Equipment    Total  Depreciation

TGI Friday's, Greensburg, PA   $   295,020  $   373,124  $   668,144  $ 32,718
Hollywood Video, Saraland, AL      573,203      804,688    1,377,891    30,846
Champps Americana,
  Centerville, OH                  468,050      456,793      924,843    19,298
Arby's, Homewood, AL               748,169      644,423    1,392,592    16,109
Children's World, Abingdon, MD     208,416      843,356    1,051,772    15,462
Children's World, Houston, TX      124,577      767,642      892,219    14,073
Children's World, Pearland, TX     204,105      739,310      943,415    13,554
Children's World, DePere, WI       264,185      923,267    1,187,452    16,927
Hollywood Video, Minot, ND         619,597      710,403    1,330,000    13,024
Hollywood Video,
  Muscle Shoals, AL                600,315      740,312    1,340,627    11,105
Tumbleweed, Fort Wayne, IN         489,027      827,668    1,316,695    13,009
Marie Callender's, Henderson, NV   386,883      551,014      937,897     5,510
                                -----------  -----------  -----------  -------
                               $ 4,981,547  $ 8,382,000  $13,363,547  $201,635
                                ===========  ===========  ===========  =======

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     On November 25, 1998, the Partnership purchased a parcel of land in Fort Wayne, Indiana for $470,000. The land is leased to Tumbleweed, Inc. (TWI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $39,950. Effective March 24, 1999, the annual rent was increased to $48,175. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to TWI for the construction of a Tumbleweed restaurant on the site. Initially, the Partnership charged interest on the advances at a rate of 8.5%. Effective March 24, 1999, the interest rate was increased to 10.25%. On August 31, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $130,941. Total acquisition costs, including the cost of the land, were $1,316,695.

     On January 26, 1999, the Partnership purchased a Hollywood Video store in Saraland, Alabama for $1,377,891. The property is leased to Hollywood Entertainment Corp. under a Lease Agreement with a primary term of 15 years and annual rental payments of $129,617.

     On July 14, 1999, the Partnership purchased four Children's World daycare centers located in Abingdon, Maryland, Houston, Texas, Pearland, Texas and DePere, Wisconsin. The properties were purchased for $1,051,772, $892,219, $943,415 and $1,187,452, respectively. The properties are leased to ARAMARK Educational Resources, Inc. under Lease Agreements with primary terms of 15 years and annual rental payments of $91,677, $79,093, $83,635 and $106,157, respectively.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

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

     On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595.

     Subsequent to December 31, 1999, the Partnership sold 17.2104% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $238,000 which resulted in a net gain of approximately $38,000.

     Subsequent to December 31, 1999, the Partnership sold 26.161% of its interest in the Marie Callender's restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of approximately $516,000 which resulted in a total net gain of approximately $57,000.

     The minimum future rentals on the Lease for years subsequent to December 31, 1999 are as follows:

                       2000           $ 1,229,083
                       2001             1,249,981
                       2002             1,252,136
                       2003             1,254,315
                       2004             1,257,589
                       Thereafter      12,925,833
                                       -----------
                                      $19,168,937
                                       ===========

     There were no contingent rents recognized in 1999 or 1998.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:


                                                   1999           1998
      Tenants                      Industry

     Hollywood
        Entertainment Corporation   Restaurant   $ 225,593     $       0
     ARAMARK Educational
        Resources, Inc.             Child Care     167,682             0
     Americana Dining Corp.         Restaurant      89,862        31,456
     Tumbleweed, Inc.               Restaurant      74,106           N/A
     Ohio Valley Bistros, Inc.      Restaurant         N/A        67,650
                                                  ---------     ---------

     Aggregate rent revenue of major tenants     $ 557,243     $  99,106
                                                  =========     =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 78%           91%
                                                  =========     =========

(6)  Partners' Capital -

     Cash distributions of $35,826 and $25,063 were made to the General Partners and $1,071,123 and $810,404 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $63.84 and $69.70 per Limited Partnership Unit outstanding using 16,779 and 11,627 weighted average Units in 1999 and 1998, respectively. The distributions represent $29.91 and $24.75 per Unit of Net Income and $33.93 and $44.95 per Unit of return of contributed capital in 1999 and 1998, respectively.

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

     During  1999,  four  Limited Partners redeemed  a  total  of
     109.04 Partnership Units for $87,231 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1998, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

     After  the  effect  of  redemptions,  the  Adjusted  Capital
     Contribution, as defined in the Partnership Agreement, is $1,006.49 per original $1,000 invested.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 1999           1998
     Net Income for Financial
      Reporting Purposes                      $ 607,149      $ 296,614

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                         36,822          2,236

     Capitalized Start-Up Costs
      Under Section 195                               0        208,386

     Amortization of Start-Up and
      Organization Costs                        (47,298)        (6,319)
                                               ---------      ---------
           Taxable Income to Partners         $ 596,673      $ 500,917
                                               =========      =========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                   1999           1998
     Partners' Capital for
      Financial Reporting Purposes             $13,137,487    $12,896,153

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                            38,670          1,848

     Capitalized Start-Up Costs
      Under Section 195                            346,411        346,410

     Amortization of Start-Up and
      Organization Costs                           (53,784)        (6,486)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes           2,424,726      2,281,032
                                                -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes           $15,893,510    $15,518,957
                                                ===========    ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                       1999                       1998
                               Carrying      Fair        Carrying      Fair
                                Amount      Value         Amount       Value

     Cash                    $   1,835    $   1,835   $       188  $       188
     Money Market Funds        245,566      245,566    10,206,254   10,206,254
                              ---------    ---------   -----------  ----------
          Total Cash and
            Cash Equivalents $ 247,401$     247,401   $10,206,442  $10,206,442
                              =========    =========   ===========  ==========

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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 1999.

Person or Entity                                        Amount Incurred From
 Receiving                    Form and Method        Inception (July 31, 1996)
Compensation                  of Compensation           To December 31, 1999

AEI Securities, Inc.  Selling Commissions equal to 8%        $1,691,722
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating  Dealers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)

Person or Entity                                        Amount Incurred From
 Receiving                    Form and Method        Inception (July 31, 1996)
Compensation                  of Compensation           To December 31, 1999


General Partners and  Reimbursement at Cost for other        $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  342,899
Affiliates            Acquisition Expenses

General Partners      3% of Net Cash Flow in any fiscal      $   66,220
                      year.
General Partners and  Reimbursement at Cost for all          $  522,823
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management and disposition
                      of the Fund's properties and all other
                      transfer agency, reporting,  partner
                      relations and  other administrative
                      functions.

General Partners      1% of distributions of Net Proceeds    $        0
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10%  of  distributions
                      of Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 1999, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

             10.1    Net  Lease Agreement  dated
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

             10.2    Development Financing Agreement  dated
                     June  29,  1998 between the Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference  to  Exhibit 10.1 of  Form  10-QSB
                     filed  with  the  Commission  on  July   31,
                     1998).

             10.3    Net  Lease  Agreement dated  June  29,
                     1998  between the Partnership and  Americana
                     Dining  Corp.  relating to the  property  at
                     7880  Washington Village Drive, Centerville,
                     Ohio  (incorporated by reference to  Exhibit
                     10.2   of   Form  10-QSB  filed   with   the
                     Commission on July 31, 1998).

             10.4    Assignment   of   the    Development
                     Financing  Agreement and Net Lease Agreement
                     dated   August   27,   1998   between    the
                     Partnership,  AEI  Real  Estate  Fund   XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXI  Limited Partnership,  and
                     Americana  Dining  Corp.  relating  to   the
                     property  at 7880 Washington Village  Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on November 9,
                     1998).

             10.5    Purchase  Agreement dated  October  8,
                     1998   between   AEI  Fund  Management   and
                     Centurion  Video,  Ltd.  relating   to   the
                     property   at   1097   Industrial   Parkway,
                     Saraland,    Alabama    (incorporated     by
                     reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on November 9,
                     1998).

             10.6 Assignment of Purchase Agreement dated November 2, 1998 between the Partnership and AEI Fund Management relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on November 9,
                     1998).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                    Description

             10.7 Development Financing Agreement dated November 20, 1998 between the Partnership and RTM Alabama, Inc. relating to the
                     property   at   159  State   Farm   Parkway,
                     Homewood,    Alabama    (incorporated     by
                     reference to Exhibit 10.10 of Form 10-KSB filed with the Commission on March 12,
                     1999).

             10.8    Net Lease Agreement dated November  20,
                     1998   between  the  Partnership   and   RTM
                     Alabama,  Inc. relating to the  property  at
                     159  State  Farm Parkway, Homewood,  Alabama
                     (incorporated by reference to Exhibit  10.11
                     of Form 10-KSB filed with the Commission on March 12, 1999).

             10.9 Development Financing Agreement dated November 25, 1998 between the Partnership and Tumbleweed, Inc. relating to the property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to
                     Exhibit 10.12 of Form 10-KSB filed with the Commission on March 12, 1999).

             10.10   Net   Lease   Agreement   dated
                     November  25,  1998 between the  Partnership
                     and   Tumbleweed,  Inc.  relating   to   the
                     property  at  6040  Lima Road,  Fort  Wayne,
                     Indiana   (incorporated  by   reference   to
                     Exhibit 10.13 of Form 10-KSB filed with the Commission on March 12, 1999).

             10.11   Assignment  of  Lease  Agreement
                     dated   January   12,   1999   between   the
                     Partnership   and  Centurion   Video,   Ltd.
                     relating  to the property at 1097 Industrial
                     Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.14 of Form 10-KSB filed with the Commission on March 12,
                     1999).

             10.12   First  Amendment  to  Net  Lease
                     Agreement  dated  January 27,  1999  between
                     the  Partnership, AEI Real Estate Fund  XVII
                     Limited  Partnership, AEI Real  Estate  Fund
                     XVIII  Limited  Partnership,  AEI  Income  &
                     Growth  Fund  XXI  Limited  Partnership  and
                     Americana  Dining  Corp.  relating  to   the
                     property    at   7880   Washington    Drive,
                     Centerville,    Ohio    (incorporated     by
                     reference to Exhibit 10.15 of Form 10-KSB filed with the Commission on March 12,
                     1999).

             10.13   Purchase  Agreement  dated  March
                     10,  1999 between AEI Fund Management,  Inc.
                     and Magnum Video I, Inc. relating to the property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on May 7, 1999).

             10.14   Purchase  Agreement  dated  April
                     19,  1999 between AEI Fund Management,  Inc.
                     and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed with the Commission on May 7, 1999).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                   Description

             10.15   Assignment of Purchase  Agreement
                     dated   April   27,   1999,   between    the
                     Partnership  and  AEI Fund Management,  Inc.
                     relating  to  the  property  at  1700  South
                     Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed with the Commission on May 7, 1999).

             10.16   Assignment of Purchase  Agreement
                     dated   April   27,   1999,   between    the
                     Partnership  and  AEI Fund Management,  Inc.
                     relating  to  the property at 1304  Woodward
                     Avenue,      Muscle     Shoals,      Alabama
                     (incorporated by reference to  Exhibit  10.4
                     of Form 10-QSB filed with the Commission on May 7, 1999).

             10.17   First   Amendment  to   Purchase
                     Agreement dated April 27, 1999, between  AEI
                     Fund   Management,  Inc.  and   NOM   Muscle
                     Shoals,  Ltd.  relating to the  property  at
                     1304   Woodward   Avenue,   Muscle   Shoals,
                     Alabama   (incorporated  by   reference   to
                     Exhibit 10.5 of Form 10-QSB filed with the Commission on May 7, 1999).

             10.18   Purchase and Sale  Agreement  and
                     Escrow  Instructions  dated  May  20,   1999
                     between   AEI  Fund  Management,  Inc.   and
                     ARAMARK    Educational    Resources,    Inc.
                     relating  to the properties at 3325  Trellis
                     Lane,  Abingdon, Maryland, 2325 County  Road
                     90,  Pearland,  Texas, 1553 Arcadian  Drive,
                     DePere, Wisconsin, and 18035 Forrest  Height
                     Drive,   Houston,  Texas  (incorporated   by
                     reference to Exhibit 10.3 of Form 8-K filed with the Commission on July 26, 1999).

             10.19   Assignment of Purchase  and  Sale
                     Agreement  and  Escrow  Instructions   dated
                     June  16, 1999 between the Partnership,  AEI
                     Fund    Management,   Inc.    and    ARAMARK
                     Educational Resources, Inc. relating to  the
                     properties  at 3325 Trellis Lane,  Abingdon,
                     Maryland,  2325  County Road  90,  Pearland,
                     Texas,    1553   Arcadian   Drive,   DePere,
                     Wisconsin,  and 18035 Forrest Height  Drive,
                     Houston, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed with the Commission on July 26, 1999).

             10.20   Assignment  and  Assumption   of
                     Lease  dated  June  29,  1999  between   the
                     Partnership   and  Magnum  Video   I,   Inc.
                     relating  to  the  property  at  1700  South
                     Broadway,  Minot, North Dakota (incorporated
                     by  reference to Exhibit 10.9  of  Form  8-K
                     filed  with  the  Commission  on  July   26,
                     1999).

             10.21   Net  Lease Agreement  dated  July
                     14,   1999   between  the  Partnership   and
                     ARAMARK    Educational    Resources,    Inc.
                     relating  to  the property at  3325  Trellis
                     Lane, Abingdon, Maryland (incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Commission on July 26, 1999).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                 Description

             10.22   Net  Lease Agreement  dated  July
                     14,   1999   between  the  Partnership   and
                     ARAMARK    Educational    Resources,    Inc.
                     relating  to  the property  at  2325  County
                     Road 90 Pearland, Texas (incorporated by reference to Exhibit 10.6 of Form 8-K filed with the Commission on July 26, 1999).

             10.23   Net  Lease Agreement  dated  July
                     14,   1999   between  the  Partnership   and
                     ARAMARK    Educational    Resources,    Inc.
                     relating  to  the property at 1553  Arcadian
                     Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.7 of Form 8-K filed with the Commission on July 26, 1999).

             10.24   Net  Lease Agreement  dated  July
                     14,   1999   between  the  Partnership   and
                     ARAMARK    Educational    Resources,    Inc.
                     relating  to  the property at 18035  Forrest
                     Height  Drive,  Houston, Texas (incorporated
                     by  reference to Exhibit 10.8  of  Form  8-K
                     filed  with  the  Commission  on  July   26,
                     1999).

             10.25   Sale  and Purchase Agreement  and
                     Escrow  Instructions  dated  June  2,   1999
                     between AEI Fund Management, Inc. and  Marie
                     Callender  Pie Shops, Inc. relating  to  the
                     property  at  Warm Springs Road,  Henderson,
                     Nevada   (incorporated   by   reference   to
                     Exhibit 10.1 of Form 10-QSB filed with the Commission on July 30, 1999).

             10.26   First  Amendment  to  Sale   and
                     Purchase  Agreement and Escrow  Instructions
                     dated   July  8,  1999  between   AEI   Fund
                     Management,  Inc.  and Marie  Callender  Pie
                     Shops,  Inc.  relating to  the  property  at
                     Warm   Springs   Road,   Henderson,   Nevada
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on July 30, 1999).

             10.27   First  Amendment  to  Net  Lease
                     Agreement  dated  July 9, 1999  between  the
                     Partnership  and RTM Alabama, Inc.  relating
                     to  the  property at 159 State Farm Parkway,
                     Homewood,    Alabama    (incorporated     by
                     reference to Exhibit 10.2 of Form 8-K filed with the Commission on July 20, 1999).

             10.28   Assignment of Purchase  and  Sale
                     Agreement  and  Escrow  Instructions   dated
                     July  23, 1999 between the Partnership,  AEI
                     Net  Lease Income & Growth Fund XIX  Limited
                     Partnership  and  AEI Fund Management,  Inc.
                     and   Marie   Callender  Pie   Shops,   Inc.
                     relating  to  the property at  Warm  Springs
                     Road,  Henderson,  Nevada  (incorporated  by
                     reference  to  Exhibit 10.3 of  Form  10-QSB
                     filed  with  the  Commission  on  July   30,
                     1999).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

          A. Exhibits -
                                    Description

             10.29   Assignment of Lease dated  August
                     26,  1999  between the Partnership  and  NOM
                     Muscle   Shoals,   Ltd.  relating   to   the
                     property  at  1304 Woodward  Avenue,  Muscle
                     Shoals, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed with the Commission on November 8, 1999).

             10.30   First  Amendment  to  Net  Lease
                     Agreement  dated  August 31,  1999,  between
                     the   Partnership   and   Tumbleweed,   Inc.
                     relating to the property at 6040 Lima  Road,
                     Fort   Wayne,   Indiana   (incorporated   by
                     reference to Exhibit 10.1 of Form 8-K filed with the Commission on September 1, 1999).

             10.31   Lease  Agreement dated  September
                     28,  1999 between the Partnership,  AEI  Net
                     Lease  Income  &  Growth  Fund  XIX  Limited
                     Partnership and Marie Callender  Pie  Shops,
                     Inc.  relating to the property at 530  North
                     Stephanie    Street,    Henderson,    Nevada
                     (incorporated by reference to Exhibit  10.13
                     of Form 10-QSB filed with the Commission on November 8, 1999).

             10.32   Purchase Agreement dated February
                     14,  2000 between the Partnership and George
                     M. Kunitake and Kay H. Kunitake, husband and wife, and Steven T. Kunitake relating to the property at 530 North Stephanie Street, Henderson, Nevada.

             10.33   Purchase Agreement dated February
                     28,  2000 between the Partnership and the  D
                     &  R Family Limited Partnership relating  to
                     the   property   at  1553  Arcadian   Drive,
                     DePere, Wisconsin.

             10.34   Property  Co-Tenancy   Ownership
                     Agreement  dated February 29,  2000  between
                     the   Partnership  and  the  D  &  R  Family
                     Limited   Partnership   relating   to    the
                     property  at  1553 Arcadian  Drive,  DePere,
                     Wisconsin.

             10.35   Purchase Agreement dated February
                     29,  2000 between the Partnership and George
                     Richard  Swanson  and Christine  Marie  Orth
                     relating  to  the  property  at  530   North
                     Stephanie Street, Henderson, Nevada.

             27      Financial Data Schedule for
                     year ended December 31, 1999.

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

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 10, 2000             By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer     March 10, 2000
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)