Form 10QSB
period 2000-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2000-05-08
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

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

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                    2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,969,440     $   247,401

INVESTMENTS IN REAL ESTATE:
  Land                                            4,516,199       4,981,547
  Buildings and Equipment                         7,454,006       8,382,000
  Property Acquisition Costs                          7,068               0
  Accumulated Depreciation                         (264,944)       (201,635)
                                                 -----------     -----------
      Net Investments in Real Estate             11,712,329      13,161,912
                                                 -----------     -----------
           Total  Assets                        $13,681,769     $13,409,313
                                                 ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $   129,357     $    14,979
  Distributions Payable                             256,847         256,847
  Unearned Rent                                      33,506               0
                                                 -----------     -----------
      Total Current Liabilities                     419,710         271,826
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (35,009)        (38,746)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,808 outstanding                            13,297,068      13,176,233
                                                 -----------     -----------
      Total Partners' Capital                    13,262,059      13,137,487
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $13,681,769     $13,409,313
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2000           1999

INCOME:
   Rent                                           $   298,260    $    82,627
   Investment Income                                    6,180        112,245
                                                   -----------    -----------
        Total Income                                  304,440        194,872
                                                   -----------    -----------

EXPENSES:
   Partnership  Administration  -  Affiliates          39,026         43,213
   Partnership Administration  and Property
      Management - Unrelated Parties                   13,968          8,905
   Depreciation                                        86,690         14,502
                                                   -----------    -----------
        Total Expenses                                139,684         66,620
                                                   -----------    -----------

OPERATING INCOME                                      164,756        128,252

GAIN ON SALE OF REAL ESTATE                           221,420              0
                                                   -----------    -----------
NET INCOME                                        $   386,176    $   128,252
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $    11,585    $     3,848
   Limited Partners                                   374,591        124,404
                                                   -----------    -----------
                                                  $   386,176    $   128,252
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,808 and 16,580 weighted average Units
 outstanding in 2000 and 1999, respectively)      $     22.29    $      7.50
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   386,176    $   128,252

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      86,690         14,502
     Gain on Sale of Real Estate                     (221,420)             0
     Decrease in Receivables                                0          2,153
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     114,378       (119,124)
     Increase in Unearned Rent                         33,506          5,701
                                                   -----------    -----------
       Total Adjustments                               13,154        (96,768)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       399,330         31,484
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (7,068)    (2,268,192)
  Proceeds from Sale of Real Estate                 1,591,381              0
                                                   -----------    -----------
       Net Cash Provided By (Used For)
           Investing Activities                     1,584,313     (2,268,192)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners               0        972,059
  Organization and Syndication Costs                        0       (143,883)
  Increase in Distributions Payable                         0         37,843
  Distributions to Partners                          (261,604)      (299,320)
                                                   -----------    -----------
       Net Cash Provided By (Used For)
           Financing Activities                      (261,604)       566,699
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,722,039     (1,670,009)

CASH AND CASH EQUIVALENTS, beginning of period        247,401     10,206,442
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 1,969,440    $ 8,536,433
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                                   Limited
                                                                 Partnership
                             General      Limited                  Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 1998  $(21,135)   $12,917,288  $12,896,153    15,945.16

  Capital Contributions            0        972,059      972,059       972.06

  Organization and
   Syndication Costs               0       (143,883)    (143,883)

  Distributions               (8,980)      (290,340)    (299,320)

  Net Income                   3,848        124,404      128,252
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 1999     $(26,267)   $13,579,528  $13,553,261    16,917.22
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1999  $(38,746)   $13,176,233  $13,137,487    16,808.18

  Distributions               (7,848)      (253,756)    (261,604)

  Net Income                  11,585        374,591      386,176
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 2000     $(35,009)   $13,297,068  $13,262,059    16,808.18
                            ==========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

     During the three months ended March 31, 2000, the Partnership sold 48.7463% of the Children's World in DePere, Wisconsin in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $664,679, which resulted in a total net gain of $97,805. The total cost and related accumulated depreciation of the interests sold was $578,839 and $11,965, respectively.

     During the three months ended March 31, 2000, the Partnership sold 36.5867% of its interest in the Marie Callender's restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $721,439, which resulted in a total net gain of $80,695. The total cost and related accumulated depreciation of the interests sold was $647,445 and $6,701, respectively.

     Subsequent to March 31, 2000, the Partnership sold an additional 10.1238% of its interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $195,000, which resulted in a net gain of approximately $18,000.

     During the three months ended March 31, 2000, the Partnership sold 12.1242% of the Hollywood Video store in Saraland, Alabama to an unrelated third party. The Partnership received total net sale proceeds of $205,263, which resulted in a total net gain of $42,920. The total cost and related accumulated depreciation of the interest sold was $167,058 and $4,715, respectively.

     Subsequent  to  March  31,  2000, the  Partnership  sold  an additional 12.5832% of the Hollywood Video store in Saraland, Alabama to an unrelated third party. The Partnership received net sale proceeds of approximately
     $209,000,  which  resulted in a net  gain  of  approximately
     $41,000.

     During the first three months of 2000, the Partnership distributed $34,582 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.98 per Limited Partnership Unit.

     The Partnership has incurred net costs of $7,068 relating to the  review  of potential property acquisitions  which  have
     been   capitalized  and  will  be  allocated  to  properties
     acquired in future periods.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $298,260 and $82,627, respectively. During the same periods, the Partnership earned $6,180 and $112,245, respectively, in investment income from subscription proceeds which were invested in short-term money market accounts. This investment income constituted 2% and 58%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $39,026 and $43,213, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,968 and $8,905, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's cash distribution rate was 6.0% on an annualized basis. Pursuant to the
Partnership Agreement, distributions of Net Cash Flow and Net Income were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $1,722,039 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $31,484 in 1999 to $399,330 in 2000 as a result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2000 and 1999, the Partnership expended $7,068 and $2,268,192, respectively, to invest in real properties (inclusive of acquisition expenses). During the three months ended March 31, 2000, the Partnership generated cash flow from the sale of real estate of $1,591,381.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        During the three months ended March 31, 2000, the Partnership sold 48.7463% of the Children's World in DePere, Wisconsin in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $664,679, which resulted in a total net gain of $97,805. The total cost and related accumulated depreciation of the interests sold was $578,839 and $11,965, respectively.

        During the three months ended March 31, 2000, the Partnership sold 36.5867% of its interest in the Marie
Callender's restaurant in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $721,439, which resulted in a total net gain of $80,695. The total cost and related accumulated depreciation of the interests sold was $647,445 and $6,701, respectively.

        Subsequent to March 31, 2000, the Partnership sold an additional 10.1238% of its interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $195,000, which resulted in a net gain of approximately $18,000.

        During the three months ended March 31, 2000, the Partnership sold 12.1242% of the Hollywood Video store in Saraland, Alabama to an unrelated third party. The Partnership received total net sale proceeds of $205,263, which resulted in a total net gain of $42,920. The total cost and related accumulated depreciation of the interest sold was $167,058 and $4,715, respectively.

        Subsequent to March 31, 2000, the Partnership sold an additional 12.5832% of the Hollywood Video store in Saraland, Alabama to an unrelated third party. The Partnership received net sale proceeds of approximately $209,000, which resulted in a net gain of approximately $41,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first three months of 2000, the Partnership distributed $34,582 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $1.98 per Limited Partnership Unit.

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

       On April 1, 2000, two Limited Partners redeemed a total of
9.67  Partnership  Units  for  $7,099  in  accordance  with   the
Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, four Limited Partners redeemed a total of 109.04 Partnership Units for $87,231. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                        Description

          10.1  Purchase Agreement dated  March  16,
                2000  between the Partnership  and  George
                M.  Kunitake and Kay H. Kunitake,  husband
                and wife, and Steven T. Kunitake relating to the property at 1553 Arcadian Drive, DePere, Wisconsin.

          10.2  Property   Co-Tenancy    Ownership
                Agreement dated March 24, 2000 between the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven T. Kunitake relating to the property at 1553 Arcadian Drive, DePere,
                Wisconsin.

          10.3  Purchase Agreement dated  March  27,
                2000  between the Partnership and the Carl
                R.   Whittington  Trust  relating  to  the
                property  at 1553 Arcadian Drive,  DePere,
                Wisconsin.

          10.4  Purchase Agreement dated  March  27,
                2000  between the Partnership and the Carl
                R.   Whittington  Trust  relating  to  the
                property  at  530 North Stephanie  Street,
                Henderson, Nevada.

          10.5  Purchase Agreement dated  March  27,
                2000  between the Partnership and the Carl
                R.   Whittington  Trust  relating  to  the
                property   at  1097  Industrial   Parkway,
                Saraland, Alabama.

          10.6  Property   Co-Tenancy    Ownership
                Agreement  dated  March 30,  2000  between
                the   Partnership   and   the   Carl    R.
                Whittington   Trust   relating   to    the
                property   at  1097  Industrial   Parkway,
                Saraland, Alabama.

          10.7  Property   Co-Tenancy    Ownership
                Agreement  dated  March 30,  2000  between
                the   Partnership   and   the   Carl    R.
                Whittington   Trust   relating   to    the
                property  at 1553 Arcadian Drive,  DePere,
                Wisconsin.

          10.8  Purchase Agreement dated  April  13,
                2000  between the Partnership and  Francis
                E.  Quinn and Cecile Ann Quinn relating to
                the   property  at  530  North   Stephanie
                Street, Henderson, Nevada.

          10.9  Purchase Agreement dated  April  18,
                2000  between  the  Partnership  and   the
                Wuest  Estate  Company  relating  to   the
                property   at  1097  Industrial   Parkway,
                Saraland, Alabama.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

       a. Exhibits -
                         Description

          10.10  Property  Co-Tenancy  Ownership
                 Agreement  dated  April 21,  2000  between
                 the   Partnership  and  the  Wuest  Estate
                 Company  relating to the property at  1097
                 Industrial Parkway, Saraland, Alabama.

          27     Financial Data Schedule  for  period
                 ended March 31, 2000.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 5, 2000           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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