Form 10QSB
period 2000-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2000-08-14
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                       2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 1,932,914    $   247,401
  Receivables                                            8,378              0
                                                    -----------    -----------
          Total Current Assets                       1,941,292        247,401
                                                    -----------    -----------

INVESTMENTS IN REAL ESTATE:
  Land                                               4,891,496      4,981,547
  Buildings and Equipment                            7,095,195      8,382,000
  Construction in Progress                              13,899              0
  Accumulated Depreciation                            (327,953)      (201,635)
                                                    -----------    -----------
      Net Investments in Real Estate                11,672,637     13,161,912
                                                    -----------    -----------
           Total  Assets                           $13,613,929    $13,409,313
                                                    ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    45,201    $    14,979
  Distributions Payable                                299,656        256,847
  Unearned Rent                                         33,506              0
                                                    -----------    -----------
      Total Current Liabilities                        378,363        271,826
                                                    -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (35,804)       (38,746)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,808 and 16,799 Units outstanding in 2000
   and 1999, respectively                           13,271,370     13,176,233
                                                    -----------    -----------
      Total Partners' Capital                       13,235,566     13,137,487
                                                    -----------    -----------
        Total Liabilities and Partners' Capital    $13,613,929    $13,409,313
                                                    ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Three Months Ended         Six Months Ended
                            6/30/00       6/30/99     6/30/00       6/30/99

INCOME:
   Rent                    $ 273,432    $  96,611     $ 571,692   $ 179,238
   Investment Income          25,588      111,566        31,768     223,811
                            ---------    ---------     ---------   ---------
        Total Income         299,020      208,177       603,460     403,049
                            ---------    ---------     ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                39,012       41,290        78,038      84,503
   Partnership Administration
    and Property Management -
    Unrelated Parties          3,251        3,253        17,219      12,158
   Depreciation               77,275       17,194       163,965      31,696
                            ---------    ---------     ---------   ---------
        Total Expenses       119,538       61,737       259,222     128,357
                            ---------    ---------     ---------   ---------

OPERATING INCOME             179,482      146,440       344,238     274,692

GAIN ON SALE OF REAL ESTATE  106,552            0       327,972           0
                            ---------    ---------     ---------   ---------
NET INCOME                 $ 286,034    $ 146,440     $ 672,210   $ 274,692
                            =========    =========     =========   =========

NET INCOME ALLOCATED:
   General Partners        $   8,581    $   4,393     $  20,166   $   8,241
   Limited Partners          277,453      142,047       652,044     266,451
                            ---------    ---------     ---------   ---------
                           $ 286,034    $ 146,440     $ 672,210   $ 274,692
                            =========    =========     =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (16,799, 16,917, 16,803 and
 16,750 weighted average Units
 outstanding for the periods,
 respectively)             $   16.52    $    8.40     $   38.81   $   15.91
                            =========    =========     =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   672,210     $   274,692

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    163,965          31,696
     Gain on Sale of Real Estate                    (327,972)              0
     Increase in Receivables                          (8,378)           (672)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     30,222         (79,206)
     Increase in Unearned Rent                        33,506               0
                                                  -----------     -----------
       Total Adjustments                            (108,657)        (48,182)
                                                  -----------     -----------
       Net Cash Provided By
           Operating Activities                      563,553         226,510
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (643,046)     (2,850,448)
  Proceeds from Sale of Real Estate                2,296,328               0
                                                  -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                    1,653,282      (2,850,448)
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners              0         972,059
  Organization and Syndication Costs                       0        (143,785)
  Increase in Distributions Payable                   42,809          22,324
  Distributions to Partners                         (566,812)       (582,727)
  Redemption Payments                                 (7,319)              0
                                                  -----------     -----------
       Net Cash Provided By (Used For)
           Financing Activities                     (531,322)        267,871
                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,685,513      (2,356,067)

CASH AND CASH EQUIVALENTS, beginning of period       247,401      10,206,442
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,932,914     $ 7,850,375
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998   $(21,135)   $12,917,288   $12,896,153   15,945.16

  Capital Contributions             0        972,059       972,059      972.06

  Organization and
    Syndication Costs               0       (143,785)     (143,785)

  Distributions               (17,482)      (565,245)     (582,727)

  Net Income                    8,241        266,451       274,692
                              --------    -----------   -----------  ---------
BALANCE, June 30, 1999       $(30,376)   $13,446,768   $13,416,392   16,917.22
                              ========    ===========   ===========  =========


BALANCE, December 31, 1999   $(38,746)   $13,176,233   $13,137,487   16,808.18

  Distributions               (17,004)      (549,808)     (566,812)

  Redemption Payments            (220)        (7,099)       (7,319)      (9.66)

  Net Income                   20,166        652,044       672,210
                              --------    -----------   -----------  ---------
BALANCE, June 30, 2000       $(35,804)   $13,271,370   $13,235,566   16,798.52
                              ========    ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

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

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the Partnership had advanced $13,899 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     During the six months ended June 30, 2000, the Partnership sold 48.7463% of the Children's World in DePere, Wisconsin in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $664,679, which resulted in a total net gain of $97,805. The total cost and related accumulated depreciation of the interests sold was $578,839 and $11,965, respectively.

     During the six months ended June 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

     During the six months ended June 30, 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

     During the first six months of 2000, the Partnership distributed $90,352 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.22 per Limited Partnership Unit.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000
                           (Continued)

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $571,692 and $179,238, respectively. During the same periods, the Partnership earned $31,768 and $223,811, respectively, in investment income from subscription proceeds and property sales proceeds which were invested in short-term money market accounts. This investment income constituted 5% and 56%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $78,038 and $84,503, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,219 and $12,158, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the
Partnership Agreement, distributions of Net Cash Flow and Net Income were allocated 97% to the Limited Partners and 3% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $1,685,513 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $226,510 in 1999 to $563,553 in 2000 as a result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000 and 1999, the Partnership expended $643,046 and $2,850,448, respectively, to invest in real properties (inclusive of acquisition expenses). During the six months ended June 30, 2000, the Partnership generated cash flow from the sale of real estate of $2,296,328.

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

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through June 30, 2000, the
Partnership had advanced $13,899 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

       During the six months ended June 30, 2000, the Partnership sold 48.7463% of the Children's World in DePere, Wisconsin in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $664,679, which resulted in a total net gain of $97,805. The total cost and related accumulated depreciation of the interests sold was $578,839 and $11,965, respectively.

       During the six months ended June 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the six months ended June 30, 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

        During the first six months of 2000, the Partnership distributed $90,352 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $5.22 per Limited Partnership Unit.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                       Description

          10.1   Development   Financing   Agreement
                 dated    May    8,   2000   between    the
                 Partnership,  AEI  Real  Estate  Fund   XV
                 Limited Partnership, AEI Real Estate  Fund
                 XVII  Limited Partnership, AEI  Net  Lease
                 Income   &   Growth   Fund   XIX   Limited
                 Partnership  and Razzoo's,  Inc.  relating
                 to   the   property  at   11617   Research
                 Boulevard, Austin, Texas.

          10.2   Net  Lease Agreement  dated  May  8,
                 2000  between  the Partnership,  AEI  Real
                 Estate  Fund  XV Limited Partnership,  AEI
                 Real     Estate    Fund    XVII    Limited
                 Partnership,  AEI  Net  Lease   Income   &
                 Growth  Fund  XIX Limited Partnership  and
                 Razzoo's,  Inc. relating to  the  property
                 at   11617  Research  Boulevard,   Austin,
                 Texas.

          10.3   Purchase  Agreement  dated  June  1,
                 2000  between  the  Partnership,  AEI  Net
                 Lease  Income  & Growth Fund  XIX  Limited
                 Partnership    and   Grace    Noltensmeier
                 relating  to  the property  at  530  North
                 Stephanie Street, Henderson, Nevada.

          10.4  Purchase  Agreement dated  June  22,
                2000  between the Partnership and Patricia
                T.  Dixon relating to the property at 1097
                Industrial Parkway, Saraland, Alabama.

          10.5  Property   Co-Tenancy    Ownership
                Agreement dated June 30, 2000 between  the
                Partnership   and   Patricia   T.    Dixon
                relating   to   the   property   at   1097
                Industrial Parkway, Saraland, Alabama.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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