Form 10QSB
period 2000-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2000-11-13
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999 3

          Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                             ASSETS

                                                     2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,268,117     $   247,401
  Receivables                                         23,152               0
                                                  -----------     -----------
          Total Current Assets                     1,291,269         247,401
                                                  -----------     -----------

INVESTMENTS IN REAL ESTATE:
  Land                                             5,011,005       4,981,547
  Buildings and Equipment                          7,487,286       8,382,000
  Construction in Progress                           113,657               0
  Accumulated Depreciation                          (397,584)       (201,635)
                                                  -----------     -----------
      Net Investments in Real Estate              12,214,364      13,161,912
                                                  -----------     -----------
           Total  Assets                         $13,505,633     $13,409,313
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    29,990     $    14,979
  Distributions Payable                              402,672         256,847
  Unearned Rent                                       35,626               0
                                                  -----------     -----------
      Total Current Liabilities                      468,288         271,826
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (36,509)        (38,746)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,657 and 16,799 Units outstanding in 2000
   and 1999, respectively                         13,073,854      13,176,233
                                                  -----------     -----------
      Total Partners' Capital                     13,037,345      13,137,487
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $13,505,633     $13,409,313
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF OPERATIONS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                9/30/00      9/30/99    9/30/00     9/30/99

INCOME:
   Rent                        $277,210     $231,138    $848,902    $410,376
   Investment Income             27,904       44,905      59,672     268,716
                                --------     --------    --------    --------
        Total Income            305,114      276,043     908,574     679,092
                                --------     --------    --------    --------

EXPENSES:
   Partnership Administration -
     Affiliates                  45,252       40,511     123,290     125,014
   Partnership Administration
     and Property Management -
     Unrelated Parties            4,349        5,790      21,568      17,948
   Depreciation                  75,313       64,862     239,278      96,558
                                --------     --------    --------    --------
        Total Expenses          124,914      111,163     384,136     239,520
                                --------     --------    --------    --------

OPERATING INCOME                180,200      164,880     524,438     439,572

GAIN ON SALE OF REAL ESTATE      29,748            0     357,720           0
                                --------     --------    --------    --------
NET INCOME                     $209,948     $164,880    $882,158    $439,572
                                ========     ========    ========    ========

NET INCOME ALLOCATED:
   General Partners            $  6,299     $  4,946    $ 26,465    $ 13,187
   Limited Partners             203,649      159,934     855,693     426,385
                                --------     --------    --------    --------
                               $209,948     $164,880    $882,158    $439,572
                                ========     ========    ========    ========

NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP UNIT
 16,657, 16,808, 16,755 and
 16,769 weighted average
 Units outstanding for the
 periods, respectively)        $  12.23     $   9.52    $  51.07    $  25.43
                                ========     ========    ========    ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $   882,158   $   439,572

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       239,278        96,558
     Gain on Sale of Real Estate                       (357,720)            0
     (Increase) Decrease in Receivables                 (23,152)       46,634
     Increase (Decrease) in Payable
        to AEI Fund Management, Inc.                     15,011      (126,122)
     Increase in Unearned Rent                           35,626        30,047
                                                     -----------   -----------
        Total Adjustments                               (90,957)       47,117
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            791,201       486,689
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,411,006)  (10,301,472)
   Proceeds from Sale of Real Estate                  2,476,996             0
                                                     -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                          1,065,990   (10,301,472)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital Contributions from Limited Partners                0       972,059
   Organization and Syndication Costs                         0      (143,785)
   Increase in Distributions Payable                    145,825        89,161
   Distributions to Partners                           (864,907)     (842,647)
   Redemption Payments                                 (117,393)      (89,929)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (836,475)      (15,141)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               1,020,716    (9,829,924)

CASH AND CASH EQUIVALENTS, beginning of period          247,401    10,206,442
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,268,117   $   376,518
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                             General       Limited                    Units
                             Partners      Partners      Total     Outstanding


BALANCE, December 31, 1998  $(21,135)   $12,917,288   $12,896,153   15,945.16

  Capital Contributions            0        972,059       972,059      972.06

  Organization and
    Syndication Costs              0       (143,785)     (143,785)

  Redemptions                 (2,698)       (87,231)      (89,929)    (109.04)

  Distributions              (25,279)      (817,368)     (842,647)

  Net Income                  13,187        426,385       439,572
                             --------    -----------   -----------  ----------
BALANCE, September 30, 1999 $(35,925)   $13,267,348   $13,231,423   16,808.18
                             ========    ===========   ===========  ==========


BALANCE, December 31, 1999  $(38,746)   $13,176,233   $13,137,487   16,808.18

  Distributions              (20,706)      (844,201)     (864,907)

  Redemption Payments         (3,522)      (113,871)     (117,393)    (150.86)

  Net Income                  26,465        855,693       882,158
                             --------    -----------   -----------  ----------
BALANCE, September 30, 2000 $(36,509)   $13,073,854   $13,037,345   16,657.32
                             ========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

     On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $666,629. The property is leased to Children's World Learning Centers, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $113,657 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     During the nine months ended September 30, 2000, the Partnership sold 61.9344% of the Children's World in DePere, Wisconsin in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $845,347, which resulted in a total net gain of $127,553. The total cost and related accumulated depreciation of the interests sold was $735,441 and $17,647, respectively.

     During  the  nine  months  ended  September  30,  2000,  the
     Partnership sold its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

     During the nine months ended September 30, 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first nine months of 2000, the Partnership distributed $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.54 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $848,902 and $410,376, respectively. During the same periods, the Partnership earned $59,672 and $268,716, respectively, in investment income from subscription proceeds and property sales proceeds which were invested in short-term money market accounts. This investment income constituted 7% and 40%, respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $123,290 and $125,014, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same period, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,568 and $17,948, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

         As of September 30, 2000, the Partnership's cash distribution rate was 7.0% on an annualized basis. Pursuant to the Partnership Agreement, distributions of Net Cash Flow and Net Income were allocated 97% to the Limited Partners and 3% to the General Partners.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $1,020,716 mainly as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities increased from $486,689 in 1999 to $791,201 in 2000 as a result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000 and 1999, the Partnership expended $1,411,006 and $10,301,472, respectively, to invest in real properties (inclusive of acquisition expenses). During the nine months ended September 30, 2000, the Partnership generated cash flow from the sale of real estate of $2,476,996.

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

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $666,629. The property is leased to Children's World Learning Centers, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through September 30, 2000, the Partnership had advanced $113,657 for the construction of the property and was charging interest on the advances at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2000, the Partnership sold 61.9344% of the Children's World in DePere, Wisconsin in four separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $845,347, which resulted in a total net gain of $127,553. The total cost and related accumulated depreciation of the interests sold was $735,441 and $17,647, respectively.

        During the nine months ended September 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant in five separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

        During the nine months ended September 30, 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama in three separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

        During the first nine months of 2000, the Partnership distributed $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.54 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On April 1, 2000, two Limited Partners redeemed a total of
9.67 Partnership Units for $7,099 in accordance with the Partnership Agreement. On July 1, 2000, five Limited Partners redeemed a total of 141.19 Partnership Units for $106,772. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, four Limited Partners redeemed a total of
109.04 Partnership Units for $87,231. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.



                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          10.1  Purchase Agreement dated August  23,
                2000  between the Partnership and Maricopa
                Land  &  Cattle Company, Inc. relating  to
                the   property  at  1553  Arcadian  Drive,
                DePere, Wisconsin.

          10.2  Property   Co-Tenancy    Ownership
                Agreement   dated   September   12,   2000
                between the Partnership and Maricopa  Land
                & Cattle Company, Inc. relating to the property at 1553 Arcadian Drive, DePere,
                Wisconsin.

          10.3  Net  Lease Agreement dated September
                28,  2000  between  the  Partnership,  AEI
                Private  Net Lease Millennium Fund Limited
                Partnership,  AEI Private Net  Lease  Fund
                1998  Limited  Partnership and  Children's
                World  Learning Centers, Inc. relating  to
                the   property   at  18601  Eagle   Ridge,
                Golden, Colorado.

          27    Financial Data Schedule  for  period
                ended September 30, 2000.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2000      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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