Form 10KSB
period 2000-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2001-03-30
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes [X]   No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $1,225,209.

As of February 28, 2001, there were 16,635.326 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,635,326.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property was leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $616,286 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         During 2000, the Partnership sold 61.9344% of the Children's World in DePere, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $845,347, which resulted in a total net gain of $127,553. The total cost and related accumulated depreciation of the interests sold was $735,441 and $17,647, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

         During 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 14.1301% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $179,000, which resulted in a net gain of approximately $19,000.

Major Tenants

        During 2000, three of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of the Partnership's total rental revenue in 2000. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's rental income in 2001 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

        The following table is a summary of the property that the Partnership acquired and owned as of December 31, 2000.

                              Total Property               Annual    Annual
                   Purchase    Acquisition                 Lease     Rent Per
Property              Date        Costs       Lessee       Payment   Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                             Ohio Valley
 (40.0%)            12/10/97  $  668,144   Bistros, Inc.  $ 69,187    $38.35

Hollywood Video Store                       Hollywood
 Saraland, AL                             Entertainment
 (64.4916%)          1/26/99  $  888,624   Corporation    $ 83,592    $17.31

Champps Americana
 Restaurant
 Centerville, OH                           Americana
 (23.0%)             1/27/99  $  924,843  Dining Corp.    $ 93,256    $43.28

Arby's Restaurant                             RTM
 Homewood, AL         7/9/99  $1,392,592  Alabama, Inc.   $120,648    $37.05

Children's World                             ARAMARK
 Daycare Center                            Educational
 Abingdon, MD        7/14/99  $1,051,772  Resources, Inc. $ 91,677    $12.36

Children's World                             ARAMARK
 Daycare Center                            Educational
 Houston, TX         7/14/99  $  892,219  Resources, Inc. $ 79,093    $10.91

Children's World                             ARAMARK
 Daycare Center                            Educational
 Pearland, TX        7/14/99  $  943,415  Resources, Inc. $ 83,635    $11.01

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                       Total Property           Annual
                PurchaseAcquisition             Lease  Annual Rent
Property          Date     Costs      Lessee   Payment Per Sq. Ft.

Children's World
 Daycare Center                              ARAMARK
 DePere, WI                                Educational
 (38.0656%)          7/14/99  $  452,011  Resources, Inc. $ 40,409    $10.43

                                            Hollywood
Hollywood Video Store                     Entertainment
 Minot, ND           7/16/99  $1,330,000   Corporation    $129,168    $17.21

                                            Hollywood
Hollywood Video Store                     Entertainment
 Muscle Shoals, AL   8/26/99  $1,340,626   Corporation    $129,659    $19.29

Tumbleweed Restaurant
 Fort Wayne, IN      8/31/99  $1,316,695 Tumbleweed, Inc. $133,560    $23.97

Children's World
 Daycare Center                              ARAMARK
 Golden CO                                 Educational
 (40.0%)             9/28/00  $  671,846  Resources, Inc. $ 66,344    $19.35

Razzoo's Restaurant
 Austin, TX
 (48.0%)
 (land only)(1)       5/8/00  $  629,302 Razzoo's, Inc.   $ 63,648    $13.53

(1) Restaurant was under construction as of December 31, 2000.

      The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or related third parties. The remaining interest in the TGI Friday's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Hollywood Video store in Saraland, Alabama and the Children's World daycare center in DePere, Wisconsin are owned by unrelated third parties. The remaining interests in the Children's World daycare center in Golden, Colorado are owned by AEI Private Net Lease Fund 1998 Limited Partnership and AEI
Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund
XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

        The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Hollywood Video store in Saraland, Alabama which has renewal options that may extend the Lease term an additional 20 years.

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

        Through December 31, 2000, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000 there were 739 holders record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units outstanding at the beginning of the year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2000, seven Limited Partners redeemed a total  of
150.86 Partnership Units for $113,871 in accordance with the Partnership Agreement. In 1999, four Limited Partners redeemed a total of 109.04 Partnership Units for $87,231. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.  (Continued)

       Cash distributions of $33,384 and $35,826 were made to the General Partners and $1,140,252 and $1,071,123 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, or a partial return of contributed capital, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $259,449 of proceeds from property sales in 2000. The distributions reduced the Limited
Partner's Adjusted Capital Contribution.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $1,144,982 and $713,963, respectively. During the same periods, the Partnership earned $80,227 and $270,895, respectively, in investment income from subscription proceeds and property sales proceeds which were invested in a short-term money market account. This investment income constituted 7% and 28% respectively, of total income. The percentage of total income represented by investment income declines as subscription proceeds are invested in properties.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $164,339 and $165,419, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,932 and $27,348, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 7.1%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

       Since the Partnership has only recently purchased its real estate, inflation has had a minimal effect on income from operations. The Leases contain cost of living increases which will result in an increase in rental income over the term of the Leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2000, the Partnership's cash balances increased $324,878 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions of net sale proceeds to the Partners. Net cash provided by operating activities increased from $708,899 in 1999 to $1,009,525 in 2000 as a result of an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2000 and 1999, the Partnership expended $1,917,434 and $10,303,009, respectively, to invest in real properties (inclusive of acquisition expenses). During the year ended December 31, 2000, the Partnership generated cash flow from the sale of real estate of $2,476,996.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property was leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XIX Limited Partnership, an affiliate of the Partnership.

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $616,286 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

         During 2000, the Partnership sold 61.9344% of the Children's World in DePere, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $845,347, which resulted in a total net gain of $127,553. The total cost and related accumulated depreciation of the interests sold was $735,441 and $17,647, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

         During 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 14.1301% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $179,000, which resulted in a net gain of approximately $19,000.

        During 2000, the Partnership distributed $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.54 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2000, seven Limited Partners redeemed a total  of
150.86 Partnership Units for $113,871 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, four Limited Partners redeemed a total of 109.04 Partnership Units for $87,231. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota      /s/BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  25, 2001              Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                               Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                    2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   572,279    $   247,401
  Receivables                                        28,040              0
                                                 -----------    -----------
      Total Current Assets                          600,319        247,401
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            5,010,783      4,981,547
  Buildings and Equipment                         7,491,306      8,382,000
  Construction in Progress                          616,286              0
  Accumulated Depreciation                         (477,061)      (201,635)
                                                 -----------    -----------
      Net Investments in Real Estate             12,641,314     13,161,912
                                                 -----------    -----------
           Total  Assets                        $13,241,633    $13,409,313
                                                 ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    21,606    $    14,979
  Distributions Payable                             300,145        256,847
                                                 -----------    -----------
      Total Current Liabilities                     321,751        271,826
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (40,033)       (38,746)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,657 and 16,808 Units outstanding in
   2000 and 1999, respectively                   12,959,915     13,176,233
                                                 -----------    -----------
      Total Partners' Capital                    12,919,882     13,137,487
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $13,241,633    $13,409,313
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2000           1999

INCOME:
  Rent                                          $ 1,144,982     $   713,963
  Investment Income                                  80,227         270,895
                                                 -----------     -----------
      Total Income                                1,225,209         984,858
                                                 -----------     -----------

EXPENSES:
  Partnership Administration - Affiliates           164,339         165,419
  Partnership Administration and Property
     Management - Unrelated Parties                  29,932          27,348
  Depreciation                                      318,756         184,942
                                                 -----------     -----------
      Total Expenses                                513,027         377,709
                                                 -----------     -----------

OPERATING INCOME                                    712,182         607,149

GAIN ON SALE OF REAL ESTATE                         357,720               0
                                                 -----------     -----------
NET INCOME                                      $ 1,069,902     $   607,149
                                                 ===========     ===========

NET INCOME ALLOCATED:
  General Partners                              $    32,097     $    18,215
  Limited Partners                                1,037,805         588,934
                                                 -----------     -----------
                                                $ 1,069,902     $   607,149
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,730 and 16,779 weighted average Units
 outstanding in 2000 and 1999, respectively)    $     62.03     $     35.10
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,069,902   $   607,149

  Adjustments To Reconcile Net Income (Loss)
  To Net Cash Provided By Operating Activities:
     Depreciation                                     318,756       184,942
     Gain on Sale of Real Estate                     (357,720)            0
     (Increase) Decrease in Receivables               (28,040)       46,634
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       6,627      (129,826)
                                                   -----------   -----------
       Total Adjustments                              (60,377)      101,750
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                     1,009,525       708,899
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (1,917,434)  (10,303,009)
  Proceeds from Sale of Real Estate                 2,476,996             0
                                                   -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                       559,562   (10,303,009)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contributions from Limited Partners               0       972,059
  Organization and Syndication Costs                        0      (143,694)
  Increase in Distributions Payable                    43,298           884
  Distributions to Partners                        (1,170,114)   (1,104,251)
  Redemption Payments                                (117,393)      (89,929)
                                                   -----------   -----------
       Net Cash Used For
         Financing Activities                      (1,244,209)     (364,931)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               324,878    (9,959,041)

CASH AND CASH EQUIVALENTS, beginning of period        247,401    10,206,442
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   572,279   $   247,401
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners       Total     Outstanding


BALANCE, December 31, 1998  $(21,135)   $12,917,288   $12,896,153   15,945.16

  Capital Contributions            0        972,059       972,059      972.06

  Organization &
   Syndication Costs               0       (143,694)     (143,694)

  Distributions              (33,128)    (1,071,123)   (1,104,251)

  Redemption Payments         (2,698)       (87,231)      (89,929)    (109.04)

  Net Income                  18,215        588,934       607,149
                             ---------   -----------   -----------  ----------
BALANCE, December 31, 1999   (38,746)    13,176,233    13,137,487   16,808.18

  Distributions              (29,862)    (1,140,252)   (1,170,114)

  Redemption Payments         (3,522)      (113,871)     (117,393)    (150.86)

  Net Income                  32,097      1,037,805     1,069,902
                             ---------   -----------   -----------  ----------
BALANCE, December 31, 2000  $(40,033)   $12,959,915   $12,919,882   16,657.32
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain rental increases based on cost of living increases, the increases are recognized in the year in which they are effective.

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



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 40.0% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 23.0% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 40.0% interest in a Children's World daycare center in Golden, Colorado. The remaining interests in this property are owned by AEI Private Net Lease Fund 1998
     Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 48.0% interest in a Razzoo's restaurant under construction in Austin, Texas. The remaining interest in this property is owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 53.0% interest in a Marie Callender's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties.

     AEI, AFM and AEI Securities, Inc. (ASI) received the following compensation and reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                  2000          1999
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 164,339     $ 165,419
                                                ========      ========



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                  2000          1999
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  29,932     $  27,348
                                                ========      ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $45,923 and $313,652
  for 2000 and 1999, respectively.             $(23,489)     $(125,292)
                                                ========      ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  95,103     $       0
                                                ========      ========

e.ASI was the underwriter of the Partnership offering.
  Robert P. Johnson is the sole stockholder of ASI,
  which is a member of the National Association of
  Securities Dealers, Inc.  ASI received, as
  underwriting commissions 8% for sale of certain
  subscription Units ($80 per unit sold, of which it
  re-allowed up to $80 per unit to other participating
  broker/dealers).  ASI also received a 2%
  non-accountable expense allowance for all
  Units it sold through broker/dealers.
  These costs are treated as a reduction
  of partners' capital.                        $       0     $  97,205
                                                ========      ========

f.AEI is reimbursed for all costs incurred in
  connection with managing the Partnership's
  offering and organization.                   $       0     $  43,726
                                                ========      ========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

                                      Total Incurred by the Partnership
                                       for the Years Ended December 31

                                                  2000          1999
g.AEI is reimbursed for all direct expenses it
  has paid on the Partnership's behalf to third
  parties relating to the offering and organization
  of the Partnership.  These expenses included
  printing costs, legal and filing fees, direct
  administrative costs, underwriting costs and
  due diligence fees.                          $       0     $   2,763
                                                ========      ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, d, f and
     g. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years, and the Hollywood Video store in Saraland, Alabama which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are all commercial, single-tenant buildings and were constructed and acquired in 1997, 1998, 1999 or 2000. There have been no costs capitalized as improvements subsequent to the acquisition.

     The   cost   of   the   property  and  related   accumulated
     depreciation at December 31, 2000 are as follows:


                                Buildings and               Accumulated
Property                Land      Equipment        Total    Depreciation

TGI Friday's,
 Greensburg, PA     $  295,020  $  373,124    $   668,144    $   48,743
Hollywood Video,
 Saraland, AL          369,668     518,956        888,624        40,652
Champps Americana,
 Centerville, OH       468,050     456,793        924,843        39,435


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

                                Buildings and               Accumulated
Property                Land      Equipment        Total    Depreciation

Arby's, Homewood, AL   748,169     644,423      1,392,592        51,256
Children's World,
 Abingdon, MD          208,416     843,356      1,051,772        49,196
Children's World,
 Houston, TX           124,577     767,642        892,219        44,779
Children's World,
 Pearland, TX          204,105     739,310        943,415        43,126
Children's World,
 DePere, WI            100,564     351,447        452,011        20,501
Hollywood Video,
 Minot, ND             619,597     710,403      1,330,000        41,440
Hollywood Video,
   Muscle Shoals, AL   600,315     740,311      1,340,626        40,717
Tumbleweed,
 Fort Wayne, IN        489,027     827,668      1,316,695        52,037
Children's World,
 Golden, CO            153,973     517,873        671,846         5,179
Razzoo's, Austin, TX   629,302           0        629,302             0
                     ----------  ----------    -----------    ----------
                    $5,010,783  $7,491,306    $12,502,089    $  477,061
                     ==========  ==========    ===========    ==========


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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

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

     On September 28, 1999, the Partnership purchased a 53% interest in a Marie Callender's restaurant in Henderson, Nevada for $937,897. The property was leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $85,595.

     On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through December 31, 2000, the Partnership had advanced $616,286 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500.

     During 2000, the Partnership sold 61.9344% of the Children's World in DePere, Wisconsin, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $845,347, which resulted in a total net gain of $127,553. The total cost and related accumulated depreciation of the interests sold was $735,441 and $17,647, respectively.

     During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

     During 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively.

     Subsequent to December 31, 2000, the Partnership sold an additional 14.1301% of the Children's World in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of approximately $179,000, which resulted in a net gain of approximately $19,000.

     During 2000, the Partnership distributed $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.54 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     The minimum future rentals on the Lease for years subsequent to December 31, 2000 are as follows:

                       2001           $ 1,185,225
                       2002             1,187,380
                       2003             1,189,559
                       2004             1,191,763
                       2005             1,193,991
                       Thereafter      11,235,463
                                       -----------
                                      $17,183,381
                                       ===========

     There were no contingent rents recognized in 2000 or 1999.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:


                                               2000         1999
      Tenants                   Industry

     Hollywood
      Entertainment Corporation  Retail      $ 358,208   $  225,593
     ARAMARK Educational
        Resources, Inc.          Child Care    332,610      167,682
     Tumbleweed, Inc.            Restaurant    131,814       74,106
     Americana Dining Corp.      Restaurant        N/A       89,862
                                              ---------   ----------

     Aggregate rent revenue of major tenants $ 822,632   $  557,243
                                              =========   ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue             72%          78%
                                              =========   ==========

(6)  Partners' Capital -

     Cash distributions of $33,384 and $35,826 were made to the General Partners and $1,140,252 and $1,071,123 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $68.16 and $63.84 per Limited Partnership Unit outstanding using 16,730 and 16,779 weighted average Units in 2000 and 1999, respectively. The distributions represent $55.20 and $29.91 per Unit of Net Income and $12.96 and $33.93 per Unit of return of contributed capital in 2000 and 1999, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Partners' Capital - (Continued)

     As  part  of  the Limited Partners' distributions  discussed above, the Partnership distributed $259,449 of proceeds from
     property  sales  in  2000.   The distributions  reduced  the
     Limited Partner's Adjusted Capital Contribution.

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

     During  2000,  seven Limited Partners redeemed  a  total  of
     150.86 Partnership Units for $113,871 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, four Limited Partners redeemed a total of 109.04 Partnership Units for $87,231. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $1,000.03 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               2000         1999
     Net Income for Financial
      Reporting Purposes                   $1,069,902   $  607,149

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                       69,271       36,822

     Amortization of Start-Up and
      Organization Costs                      (89,854)     (47,298)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes        (10,034)           0
                                            -----------  -----------
           Taxable Income to Partners      $1,039,285   $  596,673
                                            ===========  ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2000          1999
     Partners' Capital for
      Financial Reporting Purposes         $12,919,882    $13,137,487

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        97,907         38,670

     Capitalized Start-Up Costs
      Under Section 195                        319,994        346,411

     Amortization of Start-Up and
      Organization Costs                      (117,221)       (53,784)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes       2,424,726      2,424,726
                                            -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes       $15,645,288    $15,893,510
                                            ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, for the years ended
     December 31:

                                   2000                  1999
                          Carrying     Fair     Carrying      Fair
                           Amount      Value     Amount       Value

     Cash                $   1,764  $   1,764   $   1,835  $   1,835
     Money Market Funds    570,515    570,515     245,566    245,566
                          ---------  ---------   ---------  ---------
      Total Cash and
        Cash Equivalents $ 572,279  $ 572,279   $ 247,401  $ 247,401
                          =========  =========   =========  =========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2000.

Person or Entity                              Amount Incurred From
 Receiving             Form and Method     Inception (July 31, 1996)
Compensation           of Compensation        To December 31, 2000

AEI   Securities,  Inc.                                   Selling
Commissions equal to 8% of proceeds                  $1,691,722
                plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. (Continued)

Person or Entity                                        Amount Incurred From
 Receiving                   Form and Method         Inception (July 31, 1996)
Compensation                 of Compensation            To December 31, 2000

General Partners and  Reimbursement at Cost for other         $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all           $  319,410
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all           $  687,327
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all other transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses  $   95,103
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year. $   96,983

General Partners      1% of distributions of Net Proceeds of  $    2,621
                      Sale until  Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds of Sale thereafter.


        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2000, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


                             PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

         A. Exhibits -
                              Description

3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
      Statement  on  Form SB-2 filed on September 13,  1996  [File
      No. 333-5604]).

3.2   Restated   Limited  Partnership  Agreement   to   the
      Prospectus (incorporated by reference to Exhibit A of Amendment No. 2 of the registrant's Registration Statement on Form SB-2 filed on August 21, 1997 [File No. 333-5604]).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                              Description

10.1 Net Lease Agreement dated December 10, 1997 between the Partnership, and AEI Real Estate Fund XVII Limited Partnership and Ohio Valley Bistros, Inc. relating to the property at #1507, Rural Route #6, Greensburg, Pennsylvania (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 18, 1997).

10.2 Net Lease Agreement dated June 29, 1998 between the Partnership and Americana Dining Corp. relating to the property at 7880 Washington Village Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 31, 1998).

10.3 Net Lease Agreement dated November 20, 1998 between the Partnership and RTM Alabama, Inc. relating to the property at 159 State Farm Parkway, Homewood, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed on March 12, 1999).

10.4  Net  Lease Agreement dated November 25,  1998  between
      the   Partnership  and  Tumbleweed,  Inc.  relating  to  the
      property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.13 of Form 10-KSB filed on March 12, 1999).

10.5 Assignment of Lease Agreement dated January 12, 1999 between the Partnership and Centurion Video, Ltd. relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.14 of Form 10-KSB filed on March 12, 1999).

10.6  First  Amendment to Net Lease Agreement dated  January
      27, 1999 between the Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited
      Partnership, AEI Income & Growth Fund XXI Limited Partnership and Americana Dining Corp. relating to the property at 7880 Washington Drive, Centerville, Ohio (incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on March 12, 1999).

10.7  Purchase  Agreement dated April 19, 1999  between  AEI
      Fund Management, Inc. and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 7, 1999).

10.8 Assignment of Purchase Agreement dated April 27, 1999, between the Partnership and AEI Fund Management, Inc.
      relating to the property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 7, 1999).

10.9 Assignment of Purchase Agreement dated April 27, 1999, between the Partnership and AEI Fund Management, Inc. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 7, 1999).

10.10 First Amendment to Purchase Agreement dated April
      27, 1999, between AEI Fund Management, Inc. and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 7, 1999).

10.11 Purchase   and   Sale   Agreement   and   Escrow
      Instructions dated May 20, 1999 between AEI Fund Management, Inc. and ARAMARK Educational Resources, Inc. relating to the properties at 3325 Trellis Lane, Abingdon, Maryland, 2325 County Road 90, Pearland, Texas, 1553 Arcadian Drive, DePere, Wisconsin, and 18035 Forrest Height Drive, Houston, Texas (incorporated by reference to Exhibit
      10.3 of Form 8-K filed on July 26, 1999).

10.12 Assignment  of Purchase and  Sale  Agreement  and
      Escrow Instructions dated June 16, 1999 between the Partnership, AEI Fund Management, Inc. and ARAMARK Educational Resources, Inc. relating to the properties at 3325 Trellis Lane, Abingdon, Maryland, 2325 County Road 90, Pearland, Texas, 1553 Arcadian Drive, DePere, Wisconsin, and 18035 Forrest Height Drive, Houston, Texas (incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 26, 1999).

10.13 Assignment and Assumption of Lease dated June  29,
      1999 between the Partnership and Magnum Video I, Inc. relating to the property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.9 of Form 8-K filed on July 26, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

10.14 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 3325 Trellis Lane, Abingdon, Maryland (incorporated by reference to Exhibit 10.5 of Form 8-K filed on July 26, 1999).

10.15 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 2325 County Road 90 Pearland, Texas (incorporated by reference to Exhibit 10.6 of Form 8-K filed on July 26, 1999).

10.16 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.7 of Form 8-K filed on July 26, 1999).

10.17 Net  Lease Agreement dated July 14, 1999  between
      the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 18035 Forrest Height Drive, Houston, Texas (incorporated by reference to Exhibit 10.8 of Form 8-K filed on July 26, 1999).

10.18 Sale   and   Purchase   Agreement   and   Escrow
      Instructions dated June 2, 1999 between AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at Warm Springs Road, Henderson, Nevada (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on July 30, 1999).

10.19 First  Amendment to Sale and  Purchase  Agreement
      and Escrow Instructions dated July 8, 1999 between AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at Warm Springs Road, Henderson, Nevada (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 30, 1999).

10.20 First Amendment to Net Lease Agreement dated  July
      9, 1999 between the Partnership and RTM Alabama, Inc. relating to the property at 159 State Farm Parkway,
      Homewood,  Alabama  (incorporated by  reference  to  Exhibit
      10.2 of Form 8-K filed on July 20, 1999).

10.21 Assignment  of Purchase and  Sale  Agreement  and
      Escrow Instructions dated July 23, 1999 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at Warm Springs Road, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on July 30, 1999).

10.22 Assignment of Lease dated August 26, 1999 between the Partnership and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on November 8, 1999).

10.23 First  Amendment  to Net  Lease  Agreement  dated
      August 31, 1999, between the Partnership and Tumbleweed, Inc. relating to the property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 1, 1999).

10.24 Lease Agreement dated September 28, 1999 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Marie Callender Pie Shops, Inc. relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit
      10.13 of Form 10-QSB filed on November 8, 1999).

10.25 Purchase  Agreement  dated  February  14,   2000
      between the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven T. Kunitake relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.32 of Form 10-KSB filed on March 10, 2000).

10.26 Purchase  Agreement  dated  February  28,   2000
      between  the  Partnership  and the  D  &  R  Family  Limited
      Partnership relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
      Exhibit 10.33 of Form 10-KSB filed on March 10, 2000).

10.27 Property  Co-Tenancy  Ownership  Agreement  dated
      February 29, 2000 between the Partnership and the D & R Family Limited Partnership relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed on March 10, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                              Description

10.28 Purchase  Agreement  dated  February  29,   2000
      between the Partnership and George Richard Swanson and Christine Marie Orth relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.35 of Form 10-KSB filed on March 10, 2000).

10.29 Purchase Agreement dated March 16,  2000  between
      the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven T. Kunitake relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

10.30 Property  Co-Tenancy  Ownership  Agreement  dated
      March 24, 2000 between the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven
      T. Kunitake relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
      Exhibit 10.2 of Form 10-QSB filed on May 5, 2000).

10.31 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 5, 2000).

10.32 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 5, 2000).

10.33 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 5, 2000).

10.34 Property  Co-Tenancy  Ownership  Agreement  dated
      March 30, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 5,
      2000).

10.35 Property  Co-Tenancy  Ownership  Agreement  dated
      March 30, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
      Exhibit 10.7 of Form 10-QSB filed on May 5, 2000).

10.36 Purchase Agreement dated April 13, 2000 between the Partnership and Francis E. Quinn and Cecile Ann Quinn relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit
      10.8 of Form 10-QSB filed on May 5, 2000).

10.37 Purchase Agreement dated April 18, 2000 between the Partnership and the Wuest Estate Company relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed on May 5, 2000).

10.38 Property  Co-Tenancy  Ownership  Agreement  dated
      April 21, 2000 between the Partnership and the Wuest Estate Company relating to the property at 1097 Industrial
      Parkway,  Saraland, Alabama (incorporated  by  reference  to
      Exhibit 10.10 of Form 10-QSB filed on May 5, 2000).

10.39 Development Financing Agreement dated May 8,  2000
      between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2,
      2000).

10.40 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
      Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

10.41 Purchase Agreement dated June 1, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A.  Exhibits -
                          Description

10.42 Purchase Agreement dated June 22, 2000 between the Partnership and Patricia T. Dixon relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

10.43 Property  Co-Tenancy  Ownership  Agreement  dated
      June 30, 2000 between the Partnership and Patricia T. Dixon relating to the property at 1097 Industrial Parkway,
      Saraland,  Alabama  (incorporated by  reference  to  Exhibit
      10.5 of Form 10-QSB filed on August 2, 2000).

10.44 Purchase Agreement dated August 23, 2000 between the Partnership and Maricopa Land & Cattle Company, Inc. relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

10.45 Property  Co-Tenancy  Ownership  Agreement  dated
      September 12, 2000 between the Partnership and Maricopa Land & Cattle Company, Inc. relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 7, 2000).

10.46 Net  Lease  Agreement dated  September  28,  2000
      between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership, AEI Private Net Lease Fund 1998 Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 7, 2000).

10.47 Purchase Agreement dated January 29, 2001 between
      the   Partnership  and  Dwight  W.  and  Linda  R.  Peterson
      relating to the property at 1553 Arcadian Drive, DePere, Wisconsin.

10.48 Property  Co-Tenancy  Ownership  Agreement  dated
      January 31, 2001 between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 1553 Arcadian Drive, DePere, Wisconsin.

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

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 9, 2001              By:/s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                   Title                      Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 9, 2001
    Robert P. Johnson  and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 9, 2001
    Mark E. Larson     and Chief Financial Officer
                       (Principal Accounting Officer)