Form 10QSB
period 2001-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2001-05-15
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of March 31, 2001 and December 31, 2000

        Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,023,170    $   572,279
  Receivables                                         46,072         28,040
                                                  -----------    -----------
      Total Current Assets                         1,069,242        600,319
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,893,998      5,010,783
  Buildings and Equipment                          7,089,495      7,491,306
  Construction in Progress                           761,611        616,286
  Accumulated Depreciation                          (542,197)      (477,061)
                                                  -----------    -----------
      Net Investments in Real Estate              12,202,907     12,641,314
                                                  -----------    -----------
           Total  Assets                         $13,272,149    $13,241,633
                                                  ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    49,520    $    21,606
  Distributions Payable                              298,951        300,145
  Unearned Rent                                       33,721              0
                                                  -----------    -----------
      Total Current Liabilities                      382,192        321,751
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (39,719)       (40,033)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,657 Units outstanding                       12,929,676     12,959,915
                                                  -----------    -----------
      Total Partners' Capital                     12,889,957     12,919,882
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $13,272,149    $13,241,633
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

INCOME:
   Rent                                          $   291,937    $   298,260
   Investment Income                                  29,818          6,180
                                                  -----------    -----------
        Total Income                                 321,755        304,440
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            45,011         39,026
   Partnership Administration  and Property
      Management - Unrelated Parties                  10,795         13,968
   Depreciation                                       78,156         86,690
                                                  -----------    -----------
        Total Expenses                               133,962        139,684
                                                  -----------    -----------

OPERATING INCOME                                     187,793        164,756

GAIN ON SALE OF REAL ESTATE                           86,240        221,420
                                                  -----------    -----------
NET INCOME                                       $   274,033    $   386,176
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $     8,221    $    11,585
   Limited Partners                                  265,812        374,591
                                                  -----------    -----------
                                                 $   274,033    $   386,176
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,657 and 16,808 weighted average Units
 outstanding in 2001 and 2000, respectively)     $     15.96    $     22.29
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   274,033    $   386,176

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     78,156         86,690
     Gain on Sale of Real Estate                     (86,240)      (221,420)
     Increase in Receivables                         (18,032)             0
     Increase in Payable to
        AEI Fund Management, Inc.                     27,914        114,378
     Increase in Unearned Rent                        33,721         33,506
                                                  -----------    -----------
       Total Adjustments                              35,519         13,154
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      309,552        399,330
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (146,548)        (7,068)
  Proceeds from Sale of Real Estate                  593,039      1,591,381
                                                  -----------    -----------
       Net Cash Provided By
           Investing Activities                      446,491      1,584,313
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (1,194)             0
  Distributions to Partners                         (303,958)      (261,604)
                                                  -----------    -----------
       Net Cash Used For
           Financing Activities                     (305,152)      (261,604)
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            450,891      1,722,039

CASH AND CASH EQUIVALENTS, beginning of period       572,279        247,401
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,023,170    $ 1,969,440
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1999  $(38,746)  $13,176,233   $13,137,487    16,808.18

  Distributions               (7,848)     (253,756)     (261,604)

  Net Income                  11,585       374,591       386,176
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2000     $(35,009)  $13,297,068   $13,262,059    16,808.18
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2000  $(40,033)  $12,959,915   $12,919,882    16,657.32

  Distributions               (7,907)     (296,051)     (303,958)

  Net Income                   8,221       265,812       274,033
                             --------   -----------   -----------  ----------
BALANCE, March 31, 2001     $(39,719)  $12,929,676   $12,889,957    16,657.32
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $761,611 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In March, 2001, the Partnership entered into an Agreement to purchase a 25% interest in a Children's World daycare center in Plainfield, Illinois. The purchase price for the entire property will be approximately $1,529,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $145,000. AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership, are expected to acquire the remaining interests.

     Through March 31, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the three months ended March 31, 2001 and March 31, 2000, the net gain was $18,543 and $97,805, respectively.

     During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively. For the three months ended March 31, 2000, the net gain was $80,695.

     During 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively. For the three months ended March 31, 2000, the net gain was $42,920.

     During the three months ended March 31, 2001, the Partnership sold 20.959% of the Children's World in Golden, Colorado, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $414,753, which resulted in a total net gain of $67,697. The total cost and related accumulated depreciation of the interests sold was $352,031 and $4,975, respectively.

     During the first three months of 2001 and 2000, the Partnership distributed $60,606 and $34,582 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 and $2.04 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $291,937 and $298,260, respectively. During the same periods, the Partnership earned investment income of $29,818 and $6,180, respectively. In 2001, rental income decreased due to the property sales discussed below. The decrease in rental income was partially offset by rent received from two property acquisitions in 2000 and rent increases on three properties. In 2001, additional investment income was earned on the net proceeds from property sales.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $45,011 and $39,026, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,795 and $13,968, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 7.1%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2001, the Partnership's cash balances increased $450,891 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $399,330 in 2000 to $309,552 in 2001 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $593,039 and $1,591,381, respectively. During the same periods, the Partnership expended $146,548 and $7,068, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Through March 31, 2001, the Partnership had advanced $761,611 for the construction of the property and was charging interest on the advances at a rate of 8.5%. Effective October 4, 2000, the interest rate was increased to 9.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,646,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $160,500. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

        In March, 2001, the Partnership entered into an Agreement to purchase a 25% interest in a Children's World daycare center in Plainfield, Illinois. The purchase price for the entire property will be approximately $1,529,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $145,000. AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership, are expected to acquire the remaining interests.

        Through March 31, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the three months ended March 31, 2001 and March 31, 2000, the net gain was $18,543 and $97,805, respectively.

        During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively. For the three months ended March 31, 2000, the net gain was $80,695.

         During 2000, the Partnership sold 35.5084% of the Hollywood Video store in Saraland, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $595,850, which resulted in a total net gain of $121,431. The total cost and related accumulated depreciation of the interests sold was $489,267 and $14,848, respectively. For the three months ended March 31, 2000, the net gain was $42,920.

        During the three months ended March 31, 2001, the Partnership sold 20.959% of the Children's World in Golden, Colorado, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $414,753, which resulted in a total net gain of $67,697. The total cost and related accumulated depreciation of the interests sold was $352,031 and $4,975, respectively.

        During the first three months of 2001 and 2000, the Partnership distributed $60,606 and $34,582 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 and $2.04 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                   Description

       10.1 Purchase Agreement dated March 5, 2001 between the Partnership and James and Mary Rea relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.2 Property Co-Tenancy Ownership Agreement dated March 12, 2001 between the Partnership and James and Mary Rea relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.3 Purchase Agreement dated March 14, 2001 between the Partnership and William C. Bashor relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.4 Property Co-Tenancy Ownership Agreement dated March 16, 2001 between the Partnership and William C. Bashor relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.5 Purchase and Sale Agreement and Escrow Instructions dated March 27, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 10, 2001          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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