Form 10QSB
period 2001-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2001-08-14
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1.Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

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

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001            2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   513,783     $   572,279
  Receivables                                              0          28,040
                                                  -----------     -----------
      Total Current Assets                           513,783         600,319
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,996,799       5,010,783
  Buildings and Equipment                          8,191,552       7,491,306
  Construction in Progress                                 0         616,286
  Accumulated Depreciation                          (617,220)       (477,061)
                                                  -----------     -----------
      Net Investments in Real Estate              12,571,131      12,641,314
                                                  -----------     -----------
           Total  Assets                         $13,084,914     $13,241,633
                                                  ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    14,673     $    21,606
  Distributions Payable                              300,100         300,145
  Unearned Rent                                       20,493               0
                                                  -----------     -----------
      Total Current Liabilities                      335,266         321,751
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (28,928)        (40,033)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,596 and 16,657 Units outstanding in
   2001 and 2000, respectively                    12,778,576      12,959,915
                                                  -----------     -----------
     Total Partners' Capital                      12,749,648      12,919,882
                                                  -----------     -----------
       Total Liabilities and Partners' Capital   $13,084,914     $13,241,633
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                               Three Months Ended        Six Months Ended
                              6/30/01       6/30/00     6/30/01      6/30/00

INCOME:
   Rent                      $ 294,505    $ 273,432    $ 586,442   $ 571,692
   Investment Income            39,684       25,588       69,502      31,768
                              ---------    ---------    ---------   ---------
        Total Income           334,189      299,020      655,944     603,460
                              ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                  48,700       39,012       93,711      78,038
   Partnership Administration
    and Property Management -
    Unrelated Parties           11,409        3,251       22,204      17,219
   Depreciation                 76,291       77,275      154,447     163,965
                              ---------    ---------    ---------   ---------
        Total Expenses         136,400      119,538      270,362     259,222
                              ---------    ---------    ---------   ---------

OPERATING INCOME               197,789      179,482      385,582     344,238

GAIN ON SALE OF REAL ESTATE     14,566      106,552      100,806     327,972
                              ---------    ---------    ---------   ---------
NET INCOME                   $ 212,355    $ 286,034    $ 486,388   $ 672,210
                              =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners          $  21,371    $   8,581    $  29,592   $  20,166
   Limited Partners            190,984      277,453      456,796     652,044
                              ---------    ---------    ---------   ---------
                             $ 212,355    $ 286,034    $ 486,388   $ 672,210
                              =========    =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (16,596, 16,799, 16,626 and
 16,803 weighted average Units
 outstanding for the periods,
 respectively)               $   11.51    $   16.52    $   27.47   $   38.81
                              =========    =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                    2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   486,388    $   672,210

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   154,447        163,965
     Gain on Sale of Real Estate                   (100,806)      (327,972)
     (Increase) Decrease in Receivables              28,040         (8,378)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (6,933)        30,222
     Increase in Unearned Rent                       20,493         33,506
                                                 -----------    -----------
       Total Adjustments                             95,241       (108,657)
                                                 -----------    -----------
       Net Cash Provided By
           Operating Activities                     581,629        563,553
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (665,745)      (643,046)
  Proceeds from Sale of Real Estate                 682,287      2,296,328
                                                 -----------    -----------
       Net Cash Provided By
           Investing Activities                      16,542      1,653,282
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          (45)        42,809
  Distributions to Partners                        (608,961)      (566,812)
  Redemption Payments                               (47,661)        (7,319)
                                                 -----------    -----------
       Net Cash Used For
           Financing Activities                    (656,667)      (531,322)
                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (58,496)     1,685,513

CASH AND CASH EQUIVALENTS, beginning of period      572,279        247,401
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   513,783    $ 1,932,914
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                   Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(38,746)   $13,176,233  $13,137,487    16,808.18

  Distributions              (17,004)      (549,808)    (566,812)

  Redemption Payments           (220)        (7,099)      (7,319)       (9.66)

  Net Income                  20,166        652,044      672,210
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2000      $(35,804)   $13,271,370  $13,235,566    16,798.52
                             =========   ===========  ===========  ===========


BALANCE, December 31, 2000  $(40,033)   $12,959,915  $12,919,882    16,657.32

  Distributions              (17,057)      (591,904)    (608,961)

  Redemption Payments         (1,430)       (46,231)     (47,661)      (61.67)

  Net Income                  29,592        456,796      486,388
                             ---------   -----------  -----------  -----------
BALANCE, June 30, 2001      $(28,928)   $12,778,576  $12,749,648    16,595.65
                             =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $152,662. The Partnership's share of the total purchase price including the cost of the land, was $1,543,156. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

     On May 14, 2001, the Partnership purchased a 25% interest in a Children's World daycare center in Plainfield, Illinois for $368,176. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $35,269. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     Through June 30, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the six months ended June 30, 2001 and 2000, the net gain was $18,543 and $97,805, respectively.

     During the six months ended June 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the six months ended June 30, 2001, the Partnership sold 25.4809% of the Children's World in Golden, Colorado, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $504,001, which resulted in a total net gain of $82,263. The total cost and related accumulated depreciation of the interests sold was $427,981 and $6,243, respectively.

     During the first six months of 2001 and 2000, the Partnership distributed $60,606 and $90,352 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 and $5.33 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $586,442 and $571,692, respectively. During the same periods, the Partnership earned investment income of $69,502 and $31,768, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001 and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below. In 2001, additional investment income was earned on the net proceeds from property sales.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $93,711 and $78,038, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,204 and $17,219, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 7.1%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances decreased $58,496 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $563,553 in 2000 to $581,629 in 2001 as a result of an increase in income in 2001, which was partially offset by an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $682,287 and $2,296,328, respectively. During the same periods, the Partnership expended $665,745 and $643,046, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RI for the construction of a Razzoo's restaurant on the site. Initially the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $152,662. The
Partnership's share of the total purchase price including the cost of the land, was $1,543,156. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 14, 2001, the Partnership purchased a 25% interest in a Children's World daycare center in Plainfield, Illinois for $368,176. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $35,269. The remaining interests in the property are owned by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        Through June 30, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the six months ended June 30, 2001 and June 30, 2000, the net gain was $18,543 and $97,805, respectively.

       During the six months ended June 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

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

       During the six months ended June 30, 2001, the Partnership sold 25.4809% of the Children's World in Golden, Colorado, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $504,001, which resulted in a total net gain of $82,263. The total cost and related accumulated depreciation of the interests sold was $427,981 and $6,243, respectively.

        During the first six months of 2001 and 2000, the Partnership distributed $60,606 and $90,352 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 and $5.33 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On April 1, 2001, four Limited Partners redeemed a total of 61.67 Partnership Units for $46,231 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, eleven Limited Partners redeemed a total of 259.90 Partnership Units for $201,102. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.2 Property Co-Tenancy Ownership Agreement dated April 9, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 18601 Eagle Ridge, Golden, Colorado.

       10.3 Net Lease Agreement dated May 14, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois.

       10.4 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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