Form 10QSB
period 2001-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2001-11-05
CIK 1023458

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                    2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   685,606    $   572,279
  Receivables                                            0         28,040
                                                -----------    -----------
      Total Current Assets                         685,606        600,319
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,956,627      5,010,783
  Buildings and Equipment                        8,055,564      7,491,306
  Construction in Progress                               0        616,286
  Accumulated Depreciation                        (698,986)      (477,061)
                                                -----------    -----------
      Net Investments in Real Estate            12,313,205     12,641,314
                                                -----------    -----------
           Total  Assets                       $12,998,811    $13,241,633
                                                ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     8,784    $    21,606
  Distributions Payable                            297,392        300,145
  Unearned Rent                                      7,771              0
                                                -----------    -----------
      Total Current Liabilities                    313,947        321,751
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (14,245)       (40,033)
  Limited Partners, $1,000 Unit Value;
    24,000 Units authorized; 16,917 Units issued;
    16,596 and 16,657 Units outstanding in
    2001 and 2000, respectively                 12,699,109     12,959,915
                                                -----------    -----------
     Total Partners' Capital                    12,684,864     12,919,882
                                                -----------    -----------
       Total Liabilities and Partners' Capital $12,998,811    $13,241,633
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended      Nine Months Ended
                               9/30/01       9/30/00     9/30/01     9/30/00

INCOME:
   Rent                       $ 311,205    $ 277,210    $ 897,647   $ 848,902
   Investment Income              4,007       27,904       73,509      59,672
                               ---------    ---------    ---------   ---------
        Total Income            315,212      305,114      971,156     908,574
                               ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  55,937       45,252      149,648     123,290
   Partnership Administration
     and Property Management -
     Unrelated Parties            6,956        4,349       29,160      21,568
   Depreciation                  86,547       75,313      240,994     239,278
                               ---------    ---------    ---------   ---------
        Total Expenses          149,440      124,914      419,802     384,136
                               ---------    ---------    ---------   ---------

OPERATING INCOME                165,772      180,200      551,354     524,438

GAIN ON SALE OF REAL ESTATE      71,739       29,748      172,545     357,720
                               ---------    ---------    ---------   ---------
NET INCOME                    $ 237,511    $ 209,948    $ 723,899   $ 882,158
                               =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $  21,125    $   6,299    $  50,717   $  26,465
   Limited Partners             216,386      203,649      673,182     855,693
                               ---------    ---------    ---------   ---------
                              $ 237,511    $ 209,948    $ 723,899   $ 882,158
                               =========    =========    =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
   (16,596, 16,657, 16,616 and
   16,755 weighted average
   Units outstanding for the
   periods, respectively)     $   13.04    $   12.23    $   40.51   $   51.07
                               =========    =========    =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   723,899    $   882,158

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      240,994        239,278
     Gain on Sale of Real Estate                      (172,545)      (357,720)
     (Increase) Decrease in Receivables                 28,040        (23,152)
     Increase (Decrease) in Payable
        to AEI Fund Management, Inc.                   (12,822)        15,011
     Increase in Unearned Rent                           7,771         35,626
                                                    -----------    -----------
        Total Adjustments                               91,438        (90,957)
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           815,337        791,201
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (666,803)    (1,411,006)
   Proceeds from Sale of Real Estate                   926,463      2,476,996
                                                    -----------    -----------
        Net Cash Provided By
        Investing Activities                           259,660      1,065,990
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (2,753)       145,825
   Distributions to Partners                          (911,256)      (864,907)
   Redemption Payments                                 (47,661)      (117,393)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (961,670)      (836,475)
                                                    -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                113,327      1,020,716

CASH AND CASH EQUIVALENTS, beginning of period         572,279        247,401
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   685,606    $ 1,268,117
                                                    ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                 Partnership
                             General     Limited                   Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 1999  $(38,746)  $13,176,233   $13,137,487   16,808.18

  Distributions              (20,706)     (844,201)     (864,907)

  Redemption Payments         (3,522)     (113,871)     (117,393)    (150.86)

  Net Income                  26,465       855,693       882,158
                             ---------  -----------   -----------  ----------
BALANCE, September 30, 2000 $(36,509)  $13,073,854   $13,037,345   16,657.32
                             =========  ===========   ===========  ==========


BALANCE, December 31, 2000  $(40,033)  $12,959,915   $12,919,882   16,657.32

  Distributions              (23,499)     (887,757)     (911,256)

  Redemption Payments         (1,430)      (46,231)      (47,661)     (61.67)

  Net Income                  50,717       673,182       723,899
                             ---------  -----------   -----------  ----------
BALANCE, September 30, 2001 $(14,245)  $12,699,109   $12,684,864   16,595.65
                             =========  ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001
                           (Continued)

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

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially the Partnership charged interest on the advances at a rate of 8.5%. Effective October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $152,662. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,544,215. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

     Through September 30, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $18,543 and $127,553, respectively.

     During  the  nine  months  ended  September  30,  2000,  the
     Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

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



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the nine months ended September 30, 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively.

     During  the  first  nine  months  of  2001  and  2000,   the
     Partnership distributed $191,919 and $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.43 and $15.54 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $897,647 and $848,902, respectively. During the same periods, the Partnership earned investment income of $73,509 and $59,672, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001 and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below. In 2001, additional investment income was earned on the net proceeds from property sales.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $149,648 and $123,290, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,160 and $21,568, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 7.1%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances increased $113,327 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $791,201 in 2000 to $815,337 in 2001 as a result of an increase in income in 2001, which was partially offset by an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $926,463 and $2,476,996, respectively. During the same periods, the Partnership expended $666,803 and $1,411,006, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales

        On September 28, 2000, the Partnership purchased a 40% interest in a Children's World daycare center in Golden, Colorado for $671,846. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $66,344. The remaining interests in the property were purchased by AEI Private Net Lease Millennium Fund Limited Partnership and AEI Private Net Lease Fund 1998 Limited Partnership, affiliates of the Partnership.

        On May 8, 2000, the Partnership purchased a 48% interest in a parcel of land in Austin, Texas for $652,800. The land is leased to Razzoo's, Inc. (RI) under a Lease Agreement with a primary term of 15 years and annual rental payments of $55,488. Effective October 4, 2000, the annual rent was increased to $63,648. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RI for the construction of a Razzoo's restaurant on the site. Initially the Partnership charged interest on the advances at a rate of 8.5%. Effective
October 4, 2000 and April 15, 2001, the interest rate was increased to 9.75% and 15.0%, respectively. On June 27, 2001, after development was completed, the Lease Agreement was amended to require annual rental payments of $152,662. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,544,215. The remaining interests in the property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through September 30, 2001, the Partnership sold 76.0645% of the Children's World in DePere, Wisconsin, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,023,633, which resulted in a total net gain of $146,096. The total cost and related accumulated depreciation of the interests sold was $903,229 and $25,692, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $18,543 and $127,553, respectively.

        During the nine months ended September 30, 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a total net gain of $108,736. The total cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.

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

        During the nine months ended September 30, 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively.

        During the first nine months of 2001 and 2000, the Partnership distributed $191,919 and $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $11.43 and $15.54 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 1, 2001, four Limited Partners redeemed a total of 61.67 Partnership Units for $46,231 in accordance with the Partnership Agreement. On October 1, 2001, two Limited Partners redeemed a total of 39.02 Partnership Units for $29,272. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, eleven Limited Partners redeemed a total of 259.90 Partnership Units for $201,102. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                             Description

      10.1 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado.

      10.2    Property  Co-Tenancy Ownership Agreement  dated  August
              17, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado.

      b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 23, 2001      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)