Form 10KSB
period 2001-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2002-03-29
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $1,283,070.

As of February 28, 2002, there were 16,534.635 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,534,635.


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

         The Partnership's properties were purchased with subscription proceeds without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the years ended December 31, 2001 and 2000, the net gain was $61,518 and $127,553, respectively.

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

         During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively.

Major Tenants

        During 2001, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 77% of total rental revenue in 2001. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the property that the Partnership acquired and owned as of December 31, 2001.

                               Total Property               Annual    Annual
                     Purchase   Acquisition                 Lease     Rent Per
Property               Date        Costs      Lessee        Payment   Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                               Ohio Valley
 (40.0%)              12/10/97   $ 668,144   Bistros, Inc.   $  69,969  $38.79

Hollywood Video Store                         Hollywood
 Saraland, AL                               Entertainment
 (64.4916%)            1/26/99   $  888,624  Corporation     $  83,592  $17.31

Champps Americana
 Restaurant                                    Champps
 Centerville, OH                              Operating
 (23.0%)               1/27/99   $  924,843  Corporation     $  93,256  $43.28

Arby's Restaurant                                RTM
 Homewood, AL           7/9/99   $1,392,592  Alabama, Inc.   $ 122,005  $37.47

Children's World                                ARAMARK
 Daycare Center                               Educational
 Abingdon, MD          7/14/99   $1,051,772  Resources, Inc. $ 91,677   $12.36



ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property               Annual    Annual
                     Purchase   Acquisition                 Lease     Rent Per
Property               Date        Costs       Lessee       Payment   Sq. Ft.

Children's World                               ARAMARK
 Daycare Center                              Educational
 Houston, TX        7/14/99   $  892,219  Resources, Inc.   $  79,093  $10.91

Children's World                               ARAMARK
 Daycare Center                              Educational
 Pearland, TX       7/14/99   $  943,415  Resources, Inc.   $  83,635  $11.01

Children's World
 Daycare Center                                ARAMARK
 DePere, WI                                  Educational
 (7.3845%)          7/14/99   $   87,688  Resources, Inc.   $   7,839  $10.43

                                               Hollywood
Hollywood Video Store                        Entertainment
 Minot, ND          7/16/99   $1,330,000   Corporation      $ 129,168  $17.21

                                               Hollywood
Hollywood Video Store                        Entertainment
 Muscle Shoals, AL  8/26/99   $1,340,626   Corporation      $ 129,659  $19.29

Tumbleweed Restaurant
 Fort Wayne, IN     8/31/99   $1,316,695   Tumbleweed, Inc. $ 136,231  $24.44

 Children's World
 Daycare Center                                 ARAMARK
 Golden, CO                                   Educational
 (3.968%)           9/28/00   $   66,647   Resources, Inc.  $   6,581  $19.35

Children's World
 Daycare Center                                 ARAMARK
 Plainfield, IL                               Educational
 (25.0%)            5/14/01   $  368,176   Resources, Inc.  $  35,269  $15.76

Razzoo's Restaurant
 Austin, TX
 (48.0%)            6/27/01   $1,544,215   Razzoo's, Inc.   $ 152,662  $32.45


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or related third parties. The remaining interest in the TGI Friday's restaurant is owned by AEI Real Estate Fund XVII Limited Partnership. The remaining interests in the Champps Americana restaurant are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Hollywood Video store in Saraland, Alabama and the Children's World daycare center in DePere, Wisconsin are owned by unrelated third parties. The remaining interests in the Children's World daycare center in Golden, Colorado are owned by AEI Private Net Lease Millennium Fund Limited Partnership and unrelated third parties. The remaining interests in the Children's World daycare center in Plainfield, Illinois are owned by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES.  (Continued)

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

        The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Hollywood Video store in Saraland, Alabama, which has renewal options that may extend the Lease term an additional 20 years.

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

        Through December 31, 2001, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
        RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001 there were 736 holders record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2001, six Limited Partners redeemed  a  total  of
100.69 Partnership Units for $75,503 in accordance with the Partnership Agreement. In prior years, eleven Limited Partners redeemed a total of 259.90 Partnership Units for $201,102. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       Cash distributions of $33,082 and $33,384 were made to the General Partners and $1,175,943 and $1,140,252 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $270,000 and $259,449 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partner's Adjusted Capital Contribution.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $1,207,009 and
$1,144,982, respectively. During the same periods, the Partnership earned investment income of $76,061 and $80,227, respectively. In 2001, rental income increased as a result of additional rent received from three property acquisitions in 2000 and 2001 and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income due to the property sales discussed below.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $186,297 and $164,339, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,650 and $29,932, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2001, the Partnership's cash balances increased $308,071 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $1,009,525 in 2000 to $1,117,956 in 2001 as a result of an increase in income in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $1,150,946 and $2,476,996, respectively. During the same periods, the Partnership expended $666,803 and $1,917,434, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the years ended December 31, 2001 and 2000, the net gain was $61,518 and $127,553, respectively.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively.

       During 2001 and 2000, the Partnership distributed $272,728 and $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $16.26 and $15.54 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a semi-annual basis.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2001, six Limited Partners redeemed  a  total  of
100.69 Partnership Units for $75,503 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, eleven Limited Partners redeemed a total of 259.90 Partnership Units for $201,102. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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




        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Minneapolis, Minnesota      /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
January  23, 2002               Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                    Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                   2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   880,350     $   572,279
  Receivables                                            0          28,040
                                                -----------     -----------
      Total Current Assets                         880,350         600,319
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,912,902       5,010,783
  Buildings and Equipment                        7,902,754       7,491,306
  Construction in Progress                               0         616,286
  Accumulated Depreciation                        (769,823)       (477,061)
                                                -----------     -----------
      Net Investments in Real Estate            12,045,833      12,641,314
                                                -----------     -----------
           Total  Assets                       $12,926,183     $13,241,633
                                                ===========     ===========



                LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    48,399     $    21,606
  Distributions Payable                            290,645         300,145
                                                -----------     -----------
      Total Current Liabilities                    339,044         321,751
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   1,645         (40,033)
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,557 and 16,657 Units outstanding in
   2001 and 2000, respectively                  12,585,494      12,959,915
                                                -----------     -----------
     Total Partners' Capital                    12,587,139      12,919,882
                                                -----------     -----------
       Total Liabilities and Partners' Capital $12,926,183     $13,241,633
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001          2000

INCOME:
  Rent                                         $ 1,207,009    $ 1,144,982
  Investment Income                                 76,061         80,227
                                                -----------    -----------
      Total Income                               1,283,070      1,225,209
                                                -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates          186,297        164,339
  Partnership Administration and Property
     Management - Unrelated Parties                 33,650         29,932
  Depreciation                                     326,858        318,756
                                                -----------    -----------
      Total Expenses                               546,805        513,027
                                                -----------    -----------

OPERATING INCOME                                   736,265        712,182

GAIN ON SALE OF REAL ESTATE                        215,520        357,720
                                                -----------    -----------
NET INCOME                                     $   951,785    $ 1,069,902
                                                ===========    ===========

NET INCOME ALLOCATED:
  General Partners                             $    74,760    $    32,097
  Limited Partners                                 877,025      1,037,805
                                                -----------    -----------
                                               $   951,785    $ 1,069,902
                                                ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,601 and 16,730 weighted average Units
 outstanding in 2001 and 2000, respectively)   $     52.83    $     62.03
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                   2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   951,785     $ 1,069,902

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  326,858         318,756
     Gain on Sale of Real Estate                  (215,520)       (357,720)
     (Increase) Decrease in Receivables             28,040         (28,040)
     Increase in Payable to
        AEI Fund Management, Inc.                   26,793           6,627
                                                -----------     -----------
       Total Adjustments                           166,171         (60,377)
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                  1,117,956       1,009,525
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (666,803)     (1,917,434)
  Proceeds from Sale of Real Estate              1,150,946       2,476,996
                                                -----------     -----------
       Net Cash Provided By
           Investing Activities                    484,143         559,562
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable     (9,500)         43,298
   Distributions to Partners                    (1,206,689)     (1,170,114)
   Redemption Payments                             (77,839)       (117,393)
                                                -----------     -----------
       Net Cash Used For
         Financing Activities                   (1,294,028)     (1,244,209)
                                                -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                            308,071         324,878

CASH AND CASH EQUIVALENTS, beginning of period     572,279         247,401
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $   880,350     $   572,279
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners      Total    Outstanding


BALANCE, December 31, 1999  $(38,746)  $13,176,233  $13,137,487   16,808.18

  Distributions              (29,862)   (1,140,252)  (1,170,114)

  Redemption Payments         (3,522)     (113,871)    (117,393)    (150.86)

  Net Income                  32,097     1,037,805    1,069,902
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2000   (40,033)   12,959,915   12,919,882   16,657.32

  Distributions              (30,746)   (1,175,943)  (1,206,689)

  Redemption Payments         (2,336)      (75,503)     (77,839)    (100.69)

  Net Income                  74,760       877,025      951,785
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2001  $  1,645   $12,585,494  $12,587,139   16,556.63
                             ========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  25 years and 5 years, respectively.



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 40.0% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership. The Partnership owns a 23.0% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 3.968% interest in a Children's World daycare center in Golden, Colorado. The remaining interests in this property are owned by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Private Net Lease Fund 1998 Limited Partnership, an affiliate of the Partnership, owned a 42.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2001. The Partnership owns a 25.0% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in this property are owned by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership. The Partnership owns a 48.0% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 53.0% interest in a Marie Callender's restaurant. The remaining interests in this property are owned by AEI
     Net Lease Income & Growth Fund XIX Limited Partnership and unrelated third parties.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                         Total Incurred by the Partnership
                                          for the Years Ended December 31

                                                     2001          2000
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 186,297      $ 164,339
                                                   ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.             $  33,650      $  29,932
                                                   ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $8,859 and $45,923
  for 2001 and 2000, respectively.                $  (1,121)     $ (23,489)
                                                   ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.           $  48,462      $  95,103
                                                   ========       ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants, which have Lease terms of 20 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years, and the Hollywood Video store in Saraland, Alabama, which has renewal options that may extend the Lease term an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are all commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video stores in Alabama and the Children's World daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The Children's World daycare centers in Abingdon,
     Maryland and Houston, Texas were constructed in 1995 and acquired in 1999. The Children's World daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The Children's World daycare center in Golden, Colorado was constructed and acquired in 2000. The Children's World daycare center in Plainfield, Illinois and the Razzoo's restaurant were constructed and acquired in 2001. The remaining properties were constructed and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The   cost   of   the   properties and related   accumulated
     depreciation at December 31, 2001 are as follows:

                                         Buildings and            Accumulated
Property                          Land     Equipment      Total   Depreciation

TGI Friday's, Greensburg, PA  $  295,020  $  373,124  $   668,144  $ 64,768
Hollywood Video, Saraland, AL    369,668     518,956      888,624    61,410
Champps Americana,
 Centerville, OH                 468,050     456,793      924,843    59,572
Arby's, Homewood, AL             748,169     644,423    1,392,592    86,404
Children's World, Abingdon, MD   208,416     843,356    1,051,772    82,930
Children's World, Houston, TX    124,577     767,642      892,219    75,485
Children's World, Pearland, TX   204,105     739,310      943,415    72,699
Children's World, DePere, WI      19,509      68,179       87,688     6,704
Hollywood Video, Minot, ND       619,597     710,403    1,330,000    69,856
Hollywood Video,
 Muscle Shoals, AL               600,315     740,311    1,340,626    70,329



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

                                         Buildings and            Accumulated
Property                          Land     Equipment      Total   Depreciation

Tumbleweed, Fort Wayne, IN       489,027     827,668    1,316,695    91,065
Children's World, Golden, CO      15,274      51,373       66,647     2,569
Children's World, Plainfield, IL 104,061     264,115      368,176     6,603
Razzoo's, Austin, TX             647,114     897,101    1,544,215    19,429
                               ----------  ----------  -----------  --------
                              $4,912,902  $7,902,754  $12,815,656  $769,823
                               ==========  ==========  ===========  ========


     Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the years ended December 31, 2001 and 2000, the net gain was $61,518 and $127,553, respectively.

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

     During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively.

     During 2001 and 2000, the Partnership distributed $272,728 and $262,069 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $16.26 and $15.54 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

                   DECEMBER 31, 2001 AND 2000

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

     The minimum future rentals on the Lease for years subsequent to December 31, 2001 are as follows:

                       2002           $ 1,222,000
                       2003             1,224,942
                       2004             1,228,680
                       2005             1,232,458
                       2006             1,236,276
                       Thereafter      10,668,801
                                       ----------
                                      $16,813,157
                                       ==========

     There were no contingent rents recognized in 2001 or 2000.



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                2001        2000
      Tenants                      Industry

     Hollywood
       Entertainment Corporation    Retail    $ 342,419   $ 358,208
     ARAMARK Educational
       Resources, Inc.            Child Care    329,702     332,610
     Tumbleweed, Inc.             Restaurant    134,451     131,814
     RTM Alabama, Inc.            Restaurant    121,214         N/A
                                               ---------   ---------

     Aggregate rent revenue of major tenants  $ 927,786   $ 822,632
                                               =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              77%         72%
                                               =========   =========

(6)  Partners' Capital -

     Cash distributions of $33,082 and $33,384 were made to the General Partners and $1,175,943 and $1,140,252 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $70.84 and $68.16 per Limited Partnership Unit outstanding using 16,601 and 16,730 weighted average Units in 2001 and 2000, respectively. The distributions represent $48.27 and $55.20 per Unit of Net Income and $22.57 and $12.96 per Unit of return of contributed capital in 2001 and 2000, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $270,000 and $259,449 of proceeds from property sales in 2001 and 2000, respectively. The distributions reduced the Limited Partner's Adjusted Capital Contribution.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6)  Partners' Capital - (Continued)

     During 2001, six Limited Partners redeemed a total of 100.69 Partnership Units for $75,503 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, seven Limited Partners redeemed a total of 150.86 Partnership Units for $113,871. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $989.80 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                2001          2000
     Net Income for Financial
      Reporting Purposes                     $ 951,785     $1,069,902

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                        84,202         69,271

     Amortization of Start-Up and
      Organization Costs                       (65,198)       (89,854)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes         (12,230)       (10,034)
                                              ---------     ----------
           Taxable Income to Partners        $ 958,559     $1,039,285
                                              =========     ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                 2001           2000
     Partners' Capital for
      Financial Reporting Purposes            $12,587,139    $12,919,882

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                          169,880         97,907

     Capitalized Start-Up Costs
      Under Section 195                           319,994        319,994

     Amortization of Start-Up and
      Organization Costs                         (182,419)      (117,221)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes          2,424,726      2,424,726
                                               -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes          $15,319,320    $15,645,288
                                               ===========    ===========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                   2001                  2000
                          Carrying      Fair    Carrying      Fair
                           Amount       Value     Amount      Value

     Cash                 $   1,661  $   1,661  $   1,764  $   1,764
     Money Market Funds     878,689    878,689    570,515    570,515
                           ---------  ---------  ---------  ---------
       Total Cash and
         Cash Equivalents $ 880,350  $ 880,350  $ 572,279  $ 572,279
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he had been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Secretary, Treasurer and Chief Financial Officer and has held these positions since the formation of AFM in August, 1994, and has been elected to continue in these positions until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 46 public partnerships. Mr. Larson is responsible for supervising the accounting functions of AFM and the registrant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2001.

Person or Entity                                        Amount Incurred From
  Receiving                   Form and Method        Inception (July 31, 1996)
Compensation                  of Compensation           To December 31, 2001

AEI Securities, Inc.  Selling Commissions equal to 8%          $1,691,722
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (Continued)


Person or Entity                                        Amount Incurred From
  Receiving                   Form and Method        Inception (July 31, 1996)
Compensation                  of Compensation           To December 31, 2001

General Partners and  Reimbursement at Cost for other          $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all            $  318,289
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all            $  873,624
Affiliates            Administrative Expenses
                      attributable to the Fund, including
                      all expenses related to management
                      of the Fund's properties and  all
                      other  transfer   agency, reporting,
                      partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for all expenses   $  143,565
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year.  $  127,338

General Partners      1% of distributions of Net Proceeds of   $    5,348
                      Sale until Limited Partners have
                      received an amount equal to(a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for administrative expenses not allowed under the NASAA Guidelines ("Guidelines") will not exceed the sum of (i) the front-end fees allowed by the Guidelines less the front-end fees paid, (ii) the cumulative property management fees allowed but not paid, (iii) any real estate commission allowed under the Guidelines, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed. The reimbursements not allowed under the Guidelines include a controlling person's salary and fringe benefits, rent and depreciation. As of December 31, 2001, the cumulative reimbursements to the General Partners and their affiliates did not exceed these amounts.


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

     10.7 Assignment and Assumption of Lease dated June 29, 1999 between the Partnership and Magnum Video I, Inc. relating to the property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.9 of Form 8-K filed on July 26, 1999).

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

     10.11 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the property at 18035 Forrest Height Drive, Houston, Texas (incorporated by reference to Exhibit 10.8 of Form 8-K filed on July 26, 1999).

     10.12     First Amendment to Net Lease Agreement dated  July
     9, 1999 between the Partnership and RTM Alabama, Inc. relating to the property at 159 State Farm Parkway,
     Homewood,  Alabama  (incorporated by  reference  to  Exhibit
     10.2 of Form 8-K filed on July 20, 1999).

     10.13 Assignment of Lease dated August 26, 1999 between the Partnership and NOM Muscle Shoals, Ltd. relating to the property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on November 8, 1999).

     10.14 First Amendment to Net Lease Agreement dated August 31, 1999, between the Partnership and Tumbleweed, Inc. relating to the property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 1, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

     10.15 Property Co-Tenancy Ownership Agreement dated February 29, 2000 between the Partnership and the D & R Family Limited Partnership relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed on March 10, 2000).

     10.16 Purchase Agreement dated March 16, 2000 between the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven T. Kunitake relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 5, 2000).

     10.17 Property Co-Tenancy Ownership Agreement dated March 24, 2000 between the Partnership and George M. Kunitake and Kay H. Kunitake, husband and wife, and Steven
     T. Kunitake relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on May 5, 2000).

     10.18 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 5, 2000).

     10.19 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 5, 2000).

     10.20 Purchase Agreement dated March 27, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 5, 2000).

     10.21 Property Co-Tenancy Ownership Agreement dated March 30, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on May 5,
     2000).

     10.22 Property Co-Tenancy Ownership Agreement dated March 30, 2000 between the Partnership and the Carl R. Whittington Trust relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
     Exhibit 10.7 of Form 10-QSB filed on May 5, 2000).

     10.23 Purchase Agreement dated April 13, 2000 between the Partnership and Francis E. Quinn and Cecile Ann Quinn relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit
     10.8 of Form 10-QSB filed on May 5, 2000).

     10.24 Purchase Agreement dated April 18, 2000 between the Partnership and the Wuest Estate Company relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.9 of Form 10-QSB filed on May 5, 2000).

     10.25 Property Co-Tenancy Ownership Agreement dated April 21, 2000 between the Partnership and the Wuest Estate Company relating to the property at 1097 Industrial
     Parkway,  Saraland, Alabama (incorporated  by  reference  to
     Exhibit 10.10 of Form 10-QSB filed on May 5, 2000).

     10.26 Development Financing Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2,
     2000).

     10.27 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

     10.28 Purchase Agreement dated June 1, 2000 between the Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Grace Noltensmeier relating to the property at 530 North Stephanie Street, Henderson, Nevada (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 2, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

     10.29 Purchase Agreement dated June 22, 2000 between the Partnership and Patricia T. Dixon relating to the property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 2, 2000).

     10.30 Property Co-Tenancy Ownership Agreement dated June 30, 2000 between the Partnership and Patricia T. Dixon relating to the property at 1097 Industrial Parkway,
     Saraland,  Alabama  (incorporated by  reference  to  Exhibit
     10.5 of Form 10-QSB filed on August 2, 2000).

     10.31 Purchase Agreement dated August 23, 2000 between the Partnership and Maricopa Land & Cattle Company, Inc. relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 7, 2000).

     10.32 Property Co-Tenancy Ownership Agreement dated September 12, 2000 between the Partnership and Maricopa Land & Cattle Company, Inc. relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on November 7, 2000).

     10.33 Net Lease Agreement dated September 28, 2000 between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership, AEI Private Net Lease Fund 1998 Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 7, 2000).

     10.34 Purchase Agreement dated January 29, 2001 between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.47 of Form 10-KSB filed on March 9, 2001).

     10.35 Property Co-Tenancy Ownership Agreement dated January 31, 2001 between the Partnership and Dwight W. and Linda R. Peterson relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
     Exhibit 10.48 of Form 10-KSB filed on March 9, 2001).

     10.36 Purchase Agreement dated March 5, 2001 between the Partnership and James and Mary Rea relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.37 Property Co-Tenancy Ownership Agreement dated March 12, 2001 between the Partnership and James and Mary Rea relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on May 10, 2001).

     10.38 Purchase Agreement dated March 14, 2001 between the Partnership and William C. Bashor relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

     10.39 Property Co-Tenancy Ownership Agreement dated March 16, 2001 between the Partnership and William C. Bashor relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on May 10, 2001).

     10.40 Purchase and Sale Agreement and Escrow Instructions dated March 27, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private
     Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 10,
     2001).

     10.41 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.42 Property Co-Tenancy Ownership Agreement dated April 9, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A. (Continued)

         A. Exhibits -
                             Description

     10.43 Net Lease Agreement dated May 14, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
     10.3 of Form 10-QSB filed on August 7, 2001).

     10.44 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 7,
     2001).

     10.45 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 23, 2001).

     10.46 Property Co-Tenancy Ownership Agreement dated August 17, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 23, 2001).

     10.47       Purchase  Agreement  dated  December  21,   2001
     between  the  Partnership and the Gausewitz  Family  Limited
     Partnership  relating  to  the  property  at  1553  Arcadian
     Drive, DePere, Wisconsin.

     10.48      Property  Co-Tenancy  Ownership  Agreement  dated
     December  28, 2001 between the Partnership and the Gausewitz
     Family Limited Partnership relating to the property at  1553
     Arcadian Drive, DePere, Wisconsin.

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

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 8, 2002              By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                Title                         Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)