Form 10QSB
period 2002-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2002-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                      2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   801,987   $   880,350

INVESTMENTS IN REAL ESTATE:
  Land                                              4,912,902     4,912,902
  Buildings and Equipment                           7,902,754     7,902,754
  Accumulated Depreciation                           (854,158)     (769,823)
                                                   -----------   -----------
      Net Investments in Real Estate               11,961,498    12,045,833
                                                   -----------   -----------
           Total  Assets                          $12,763,485   $12,926,183
                                                   ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $     9,434   $    48,399
  Distributions Payable                               290,893       290,645
  Unearned Rent                                         8,343             0
                                                   -----------   -----------
      Total Current Liabilities                       308,670       339,044
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (2,325)        1,645
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,557 Units outstanding                        12,457,140    12,585,494
                                                   -----------   -----------
      Total Partners' Capital                      12,454,815    12,587,139
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $12,763,485   $12,926,183
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2002           2001

INCOME:
   Rent                                          $   306,499    $   291,937
   Investment Income                                   2,779         29,818
                                                  -----------    -----------
        Total Income                                 309,278        321,755
                                                  -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates            51,799         45,011
   Partnership Administration  and Property
      Management - Unrelated Parties                   9,811         10,795
   Depreciation                                       84,335         78,156
                                                  -----------    -----------
        Total Expenses                               145,945        133,962
                                                  -----------    -----------

OPERATING INCOME                                     163,333        187,793

GAIN ON SALE OF REAL ESTATE                                0         86,240
                                                  -----------    -----------
NET INCOME                                       $   163,333    $   274,033
                                                  ===========    ===========

NET INCOME ALLOCATED:
   General Partners                              $     4,900    $     8,221
   Limited Partners                                  158,433        265,812
                                                  -----------    -----------
                                                 $   163,333    $   274,033
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (16,557 and 16,657 weighted average Units
 outstanding in 2002 and 2001, respectively)     $      9.57    $     15.96
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   163,333    $   274,033

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      84,335         78,156
     Gain on Sale of Real Estate                            0        (86,240)
     Increase in Receivables                                0        (18,032)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (38,965)        27,914
     Increase in Unearned Rent                          8,343         33,721
                                                   -----------    -----------
       Total Adjustments                               53,713         35,519
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       217,046        309,552
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0       (146,548)
  Proceeds from Sale of Real Estate                         0        593,039
                                                   -----------    -----------
       Net Cash Provided By
           Investing Activities                             0        446,491
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable            248         (1,194)
  Distributions to Partners                          (295,657)      (303,958)
                                                   ------------   -----------
       Net Cash Used For
           Financing Activities                      (295,409)      (305,152)
                                                   ------------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (78,363)       450,891

CASH AND CASH EQUIVALENTS, beginning of period        880,350        572,279
                                                   ------------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   801,987    $ 1,023,170
                                                   ============   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 2000  $(40,033)   $12,959,915  $12,919,882    16,657.32

  Distributions               (7,907)      (296,051)    (303,958)

  Net Income                   8,221        265,812      274,033
                             --------    -----------  -----------  -----------
BALANCE, March 31, 2001     $(39,719)   $12,929,676  $12,889,957    16,657.32
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2001  $  1,645    $12,585,494  $12,587,139    16,556.63

  Distributions               (8,870)      (286,787)    (295,657)

  Net Income                   4,900        158,433      163,333
                             --------    -----------  -----------  -----------
BALANCE, March 31, 2002     $(2,325)    $12,457,140  $12,454,815    16,556.63
                             ========    ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $16,917,222 and $1,000, respectively.

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

(3)  Investments in Real Estate -

     Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the three months ended March 31, 2001, the net gain was $18,543.

     During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the three months ended March 31, 2001, the net gain was $67,697.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the first three months of 2001, the Partnership distributed $60,606 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $306,499 and $291,937, respectively. During the same periods, the Partnership earned investment income of $2,779 and $29,818, respectively. In 2002, rental income increased as a result of additional rent received from two property acquisitions in 2001 and rent increases on four properties. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income earned on net sale proceeds prior to the purchase of property.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $51,799 and $45,011, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,811 and $10,795, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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


Liquidity and Capital Resources


        During the three months ended March 31, 2002, the Partnership's cash balances decreased $78,363 as the Partnership distributed more cash to the Partners than it generated from operating activities. Net cash provided by operating activities decreased from $309,552 in 2001 to $217,046 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership generated cash flow from the sale of real estate of $593,039. During the same period, the Partnership expended $146,548 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the three months ended March 31, 2001, the net gain was $18,543.

         During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the three months ended March 31, 2001, the net gain was $67,697.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first three months of 2001, the Partnership distributed $60,606 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.60 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       a. Exhibits - None.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 2002        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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