Form 10QSB
period 2002-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2002-08-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                    2002          2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,243,595   $   880,350

INVESTMENTS IN REAL ESTATE:
  Land                                             4,751,342     4,912,902
  Buildings and Equipment                          7,698,422     7,902,754
  Accumulated Depreciation                          (898,637)     (769,823)
                                                  -----------   -----------
      Net Investments in Real Estate              11,551,127    12,045,833
                                                  -----------   -----------
           Total  Assets                         $12,794,722   $12,926,183
                                                  ===========   ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    65,843   $    48,399
  Distributions Payable                              289,637       290,645
  Unearned Rent                                        8,343             0
                                                  -----------   -----------
      Total Current Liabilities                      363,823       339,044
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     1,091         1,645
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,547 and 16,557 Units outstanding in 2002
   and 2001, respectively                         12,429,808    12,585,494
                                                  -----------   -----------
    Total Partners' Capital                       12,430,899    12,587,139
                                                  -----------   -----------
       Total Liabilities and Partners' Capital   $12,794,722   $12,926,183
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                             Three Months Ended        Six Months Ended
                            6/30/02       6/30/01     6/30/02     6/30/01

INCOME:
   Rent                    $ 306,640    $ 294,505    $ 613,139   $ 586,442
   Investment Income           2,636       39,684        5,415      69,502
                            ---------    ---------    ---------   ---------
        Total Income         309,276      334,189      618,554     655,944
                            ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates               42,163       48,700       93,962      93,711
   Partnership Administration
     and Property Management -
     Unrelated Parties        18,922       11,409       28,733      22,204
   Depreciation               84,335       76,291      168,670     154,447
                            ---------    ---------    ---------   ---------
        Total Expenses       145,420      136,400      291,365     270,362
                            ---------    ---------    ---------   ---------

OPERATING INCOME             163,856      197,789      327,189     385,582

GAIN ON SALE OF REAL ESTATE  114,370       14,566      114,370     100,806
                            ---------    ---------    ---------   ---------
NET INCOME                 $ 278,226    $ 212,355    $ 441,559   $ 486,388
                            =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners        $  11,267    $  21,371    $  16,167   $  29,592
   Limited Partners          266,959      190,984      425,392     456,796
                            ---------    ---------    ---------   ---------
                           $ 278,226    $ 212,355    $ 441,559   $ 486,388
                            =========    =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (16,547, 16,596, 16,552 and
 16,626 weighted average Units
 outstanding for the periods,
 respectively)             $   16.13    $   11.51    $   25.70   $   27.47
                            =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   441,559    $   486,388

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    168,670        154,447
     Gain on Sale of Real Estate                    (114,370)      (100,806)
     Decrease in Receivables                               0         28,040
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     17,444         (6,933)
     Increase in Unearned Rent                         8,343         20,493
                                                  -----------    -----------
       Total Adjustments                              80,087         95,241
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      521,646        581,629
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0       (665,745)
  Proceeds from Sale of Real Estate                  440,406        682,287
                                                  -----------    -----------
       Net Cash Provided By
           Investing Activities                      440,406         16,542
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (1,008)           (45)
  Distributions to Partners                         (590,061)      (608,961)
  Redemption Payments                                 (7,738)       (47,661)
                                                  -----------    -----------
       Net Cash Used For
           Financing Activities                     (598,807)      (656,667)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              363,245        (58,496)

CASH AND CASH EQUIVALENTS, beginning of period       880,350        572,279
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,243,595    $   513,783
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(40,033)   $12,959,915   $12,919,882   16,657.32

  Distributions              (17,057)      (591,904)     (608,961)

  Redemption Payments         (1,430)       (46,231)      (47,661)     (61.67)

  Net Income                  29,592        456,796       486,388
                             --------    -----------   -----------  ---------
BALANCE, June 30, 2001      $(28,928)   $12,778,576   $12,749,648   16,595.65
                             ========    ===========   ===========  =========


BALANCE, December 31, 2001  $  1,645    $12,585,494   $12,587,139   16,556.63

  Distributions              (16,489)      (573,572)     (590,061)

  Redemption Payments           (232)        (7,506)       (7,738)     (10.00)

  Net Income                  16,167        425,392       441,559
                             --------    -----------   -----------  ---------
BALANCE, June 30, 2002      $  1,091    $12,429,808   $12,430,899   16,546.63
                             ========    ===========   ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

(3)  Investments in Real Estate -

     Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the six months ended June 30, 2001, the net gain was $18,543.

     During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the six months ended June 30, 2001, the net gain was $82,263.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     During the six months ended June 30, 2002, the Partnership sold 21.9050% of the TGI Friday's restaurant to an unrelated third party. The Partnership received net sale proceeds of $440,406, which resulted in a net gain of $114,370. The total cost and related accumulated depreciation of the interest sold was $365,892 and $39,856, respectively.

     Subsequent to June 30, 2002, the Partnership sold 35.1805% of the Hollywood Video Store in Saraland, Alabama to an unrelated third party. The Partnership received net sale proceeds of approximately $511,000, which resulted in a net gain of approximately $65,000.

     During the first six months of 2002 and 2001, the Partnership distributed $60,606 and $60,606 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 and $3.60 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $613,139 and $586,442, respectively. During the same periods, the Partnership earned investment income of $5,415 and $69,502, respectively. In 2002, rental income increased as a result of additional rent received from two property acquisitions in 2001 and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income due to the Partnership receiving less interest income from construction advances and lower money market interest rates in 2002.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $93,962 and $93,711, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,733 and $22,204, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances increased $363,245 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $581,629 in 2001 to $521,646 in 2002 as a result of a decrease in income and an increase in Partnership administration expenses in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and June 30, 2001, the Partnership generated cash flow from the sale of real estate of $440,406 and $682,287, respectively. During the six months ended June 30, 2001, the Partnership expended $665,745 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the six months ended June 30, 2001, the net gain was $18,543.

         During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the six months ended June 30, 2001, the net gain was $82,263.

       During the six months ended June 30, 2002, the Partnership sold 21.9050% of the TGI Friday's restaurant to an unrelated third party. The Partnership received net sale proceeds of $440,406, which resulted in a net gain of $114,370. The total cost and related accumulated depreciation of the interest sold was $365,892 and $39,856, respectively.

       Subsequent to June 30, 2002, the Partnership sold 35.1805% of the Hollywood Video Store in Saraland, Alabama to an unrelated third party. The Partnership received net sale proceeds of
approximately  $511,000,  which  resulted  in  a  net   gain   of
approximately $65,000.

        During the first six months of 2002 and 2001, the Partnership distributed $60,606 and $60,606 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $3.63 and $3.60 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 1, 2002, one Limited Partner redeemed 10.0 Partnership Units for $7,506 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, seventeen Limited Partners redeemed a total of 360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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