Form 10QSB
period 2002-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2002-11-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          Signatures

          Certifications

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS

                                                     2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,217,036     $   880,350

INVESTMENTS IN REAL ESTATE:
  Land                                            4,384,043       4,912,902
  Buildings and Equipment                         7,156,651       7,902,754
  Accumulated Depreciation                         (905,996)       (769,823)
                                                 -----------     -----------
      Net Investments in Real Estate             10,634,698      12,045,833
                                                 -----------     -----------
           Total  Assets                        $12,851,734     $12,926,183
                                                 ===========     ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    50,709     $    48,399
  Distributions Payable                             289,429         290,645
                                                 -----------     -----------
      Total Current Liabilities                     340,138         339,044
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    3,179           1,645
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,547 and 16,557 Units outstanding in 2002
   and 2001, respectively                        12,508,417      12,585,494
                                                 -----------     -----------
      Total Partners' Capital                    12,511,596      12,587,139
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $12,851,734     $12,926,183
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                              Three Months Ended        Nine Months Ended
                             9/30/02      9/30/01     9/30/02       9/30/01

INCOME:
   Rent                     $ 284,227   $ 311,205    $ 897,366    $ 897,647
   Investment Income            6,539       4,007       11,954       73,509
                             ---------   ---------    ---------    ---------
        Total Income          290,766     315,212      909,320      971,156
                             ---------   ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                35,752      55,937      129,714      149,648
   Partnership Administration
     and Property Management -
     Unrelated Parties          6,942       6,956       35,675       29,160
   Depreciation                84,433      86,547      253,103      240,994
                             ---------   ---------    ---------    ---------
        Total Expenses        127,127     149,440      418,492      419,802
                             ---------   ---------    ---------    ---------

OPERATING INCOME              163,639     165,772      490,828      551,354

GAIN ON SALE OF REAL ESTATE   211,255      71,739      325,625      172,545
                             ---------   ---------    ---------    ---------
NET INCOME                  $ 374,894   $ 237,511    $ 816,453    $ 723,899
                             =========   =========    =========    =========

NET INCOME ALLOCATED:
   General Partners         $   9,500   $  21,125    $  25,667    $  50,717
   Limited Partners           365,394     216,386      790,786      673,182
                             ---------   ---------    ---------    ---------
                            $ 374,894   $ 237,511    $ 816,453    $ 723,899
                             =========   =========    =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (16,547, 16,596, 16,550 and
 16,616 weighted average Units
 outstanding for the periods,
 respectively)              $   22.08   $   13.04    $   47.78    $   40.51
                             =========   =========    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   816,453    $   723,899

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     253,103        240,994
     Gain on Sale of Real Estate                     (325,625)      (172,545)
     Decrease in Receivables                                0         28,040
     Increase (Decrease) in Payable
        to AEI Fund Management, Inc.                    2,310        (12,822)
     Increase in Unearned Rent                              0          7,771
                                                   -----------    -----------
        Total Adjustments                             (70,212)        91,438
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          746,241        815,337
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0       (666,803)
   Proceeds from Sale of Real Estate                1,483,657        926,463
                                                   -----------    -----------
        Net Cash Provided By
        Investing Activities                        1,483,657        259,660
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (1,216)        (2,753)
   Distributions to Partners                         (884,258)      (911,256)
   Redemption Payments                                 (7,738)       (47,661)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (893,212)      (961,670)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           1,336,686        113,327

CASH AND CASH EQUIVALENTS, beginning of period        880,350        572,279
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,217,036    $   685,606
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(40,033)  $12,959,915   $12,919,882    16,657.32

  Distributions              (23,499)     (887,757)     (911,256)

  Redemption Payments         (1,430)      (46,231)      (47,661)      (61.67)

  Net Income                  50,717       673,182       723,899
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2001 $(14,245)  $12,699,109   $12,684,864    16,595.65
                             =========  ===========   ===========  ===========


BALANCE, December 31, 2001  $  1,645   $12,585,494   $12,587,139    16,556.63

  Distributions              (23,901)     (860,357)     (884,258)

  Redemption Payments           (232)       (7,506)       (7,738)      (10.00)

  Net Income                  25,667       790,786       816,453
                             ---------  -----------   -----------  -----------
BALANCE, September 30, 2002 $  3,179   $12,508,417   $12,511,596    16,546.63
                             =========  ===========   ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On May 14, 2001, the Partnership purchased a 25% interest in a Children's World daycare center in Plainfield, Illinois for $368,176. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $35,269. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the nine months ended September 30, 2001, the net gain was $18,543.

     During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the nine months ended September 30, 2001, the net gain was $154,002.

     During the nine months ended September 30, 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

     During the nine months ended September 30, 2002, the Partnership sold 35.1805% of the Hollywood Video Store in Saraland, Alabama to an unrelated third party. The Partnership received net sale proceeds of $526,806, which resulted in a net gain of $81,218. The cost and related accumulated depreciation of the interest sold was $484,749 and $39,161, respectively.

     On September 30, 2002, the Partnership sold 9.2788% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of $167,604, which resulted in a net gain of $36,346. The cost and related accumulated depreciation of the interest sold was $136,649 and $5,391, respectively.

     During  the  first  nine  months  of  2002  and  2001,   the
     Partnership distributed $131,313 and $191,919 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.86 and $11.43 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

The Application of Critical Accounting Policies

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

         Management   of  the  Partnership  has   discussed   the
development and election of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $897,366 and $897,647, respectively. During the same periods, the Partnership earned investment income of $11,954 and $73,509, respectively. In 2002, rental income decreased due to property sales. This decrease in rental income was offset by additional rent received from two property acquisitions in 2001 and rent increases on three properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and lower money market interest rates.

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $129,714 and $149,648, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,675 and $29,160, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,336,686 as a result of cash generated from the sale of property, which was partially offset by distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $815,337 in 2001 to $746,241 in 2002 as a result of a decrease in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002 and September 30, 2001, the Partnership generated cash flow from the sale of real estate of $1,483,657 and $926,463, respectively. During the nine months ended September 30, 2001, the Partnership expended $666,803 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 14, 2001, the Partnership purchased a 25% interest in a Children's World daycare center in Plainfield, Illinois for $368,176. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $35,269. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a total net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the nine months ended September 30, 2001, the net gain was $18,543.

         During 2001, the Partnership sold 36.032% of the Children's World in Golden, Colorado, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $748,177, which resulted in a total net gain of $154,002. The total cost and related accumulated depreciation of the interests sold was $605,199 and $11,024, respectively. For the nine months ended September 30, 2001, the net gain was $154,002.

        During the nine months ended September 30, 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

        During the nine months ended September 30, 2002, the Partnership sold 35.1805% of the Hollywood Video Store in Saraland Alabama to an unrelated third party. The Partnership received net sale proceeds of $526,806, which resulted in a net gain of $81,218. The cost and related accumulated depreciation of the interest sold was $484,749 and $39,161, respectively.

       On September 30, 2002, the Partnership sold 9.2788% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of $167,604, which resulted in a net gain of $36,346. The cost and related accumulated depreciation of the interest sold was $136,649 and $5,391, respectively.

        During the first nine months of 2002 and 2001, the Partnership distributed $131,313 and $191,919 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $7.86 and $11.43 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On April 1, 2002, one Limited Partner redeemed 10.0 Partnership Units for $7,506 in accordance with the Partnership Agreement. On October 1, 2002, five Limited Partners redeemed a total of 30.34 Partnership units for $22,425. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, seventeen Limited Partners redeemed a total of
360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

       (a) Exhibits -
                             Description

99.1  Certification  of  Chief  Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of  Chief  Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)



                         CERTIFICATIONS



I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund XXII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated   the   effectiveness  of  the   registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002      /s/ Robert P Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner




                         CERTIFICATIONS



I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Income & Growth Fund XXII Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated   the   effectiveness  of  the   registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c)presented in this quarterly report our conclusions about eh effectiveness of the disclosure control sand procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002     By: /s/ Mark E Larson
                                    Mark E. Larson, Chief Financial Officer
                                    AEI Fund Management XXI, Inc.
                                    Managing General Partner