Form 10KSB
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2003-03-24
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $1,187,173.

As of February 28, 2003, there were 16,494.296 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,494,296.
               DOCUMENTS INCORPORATED BY REFERENCE

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

        The leases provide the lessees with two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a lessee may or may not exceed original cost depending on market and other conditions.

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

        During 2000, the Partnership sold its interest in the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,035,799, which resulted in a net gain of $108,736. The cost and related accumulated depreciation of the interests sold was $937,897 and $10,834, respectively.




ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the years ended December 31, 2001 and 2000, the net gain was $61,518 and $127,553, respectively.

           Through December 31, 2002, the Partnership sold 96.92% of the Hollywood Video store in Saraland, Alabama, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,492,200, which resulted in a net gain of $242,419. The total cost and related accumulated depreciation of the interests sold was $1,335,452 and $85,671, respectively. For the years ended December 31, 2002 and 2000, the net gain was $120,988 and $121,431, respectively.

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the years ended December 31, 2002 and 2001, the net gain was $10,891 and $154,002, respectively.

        During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

         During 2002, the Partnership sold 12.776% of the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $230,243, which resulted in a net gain of $49,514. The cost and related accumulated depreciation of the interests sold was $188,152 and $7,423, respectively.

        Subsequent to December 31, 2002, the Partnership sold 11.9086% of the Children's World daycare center in Plainfield, Illinois, to an unrelated third party. The Partnership received net sale proceeds of approximately $220,000, which resulted in a net gain of approximately $53,000.

        Subsequent to December 31, 2002, the Partnership sold 68.5173% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,074,000, which resulted in a net gain of approximately $182,000.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2002, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 88% of total rental revenue in 2002. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2003 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                              Total Property             Annual     Annual
                     Purchase  Acquisition                Lease    Rent Per
Property               Date       Costs     Lessee       Payment     Sq. Ft.

TGI Friday's Restaurant
   Greensburg, PA                           Ohio Valley
   (.8729%)          12/10/97   $   14,581 Bistros, Inc.  $  1,544  $ 39.22

Hollywood Video Store                       Hollywood
   Saraland, AL                           Entertainment
   (3.08%)            1/26/99   $   42,439 Corporation    $  3,992  $ 17.31

Champps Americana
   Restaurant                                Champps
   Centerville, OH                          Operating
   (23.0%)            1/27/99   $  924,843 Corporation    $100,110  $ 46.46

Arby's Restaurant                              RTM
    Homewood, AL       7/9/99   $1,392,592 Alabama, Inc.  $123,378  $ 37.89

Children's World                               ARAMARK
   Daycare Center                            Educational
    Abingdon, MD      7/14/99   $1,051,772 Resources, Inc.$ 91,677  $ 12.36

Children's World                              ARAMARK
   Daycare Center                           Educational
    Houston, TX       7/14/99   $  892,219 Resources, Inc.$ 79,093  $ 10.91

Children's World                               ARAMARK
   Daycare Center                            Educational
    Pearland, TX      7/14/99   $  943,415 Resources, Inc.$ 83,635  $ 11.01

Children's World
   Daycare Center                              ARAMARK
   DePere, WI                                Educational
    (7.3845%)         7/14/99   $   87,688 Resources, Inc.$  7,839  $ 10.43

                                            Hollywood
Hollywood Video Store                     Entertainment
   Minot, ND          7/16/99   $1,330,000 Corporation    $129,168  $ 17.25

                                            Hollywood
Hollywood Video Store                     Entertainment
   Muscle Shoals, AL  8/26/99   $1,340,626 Corporation    $129,659  $ 19.29

Tumbleweed Restaurant                      Tumbleweed,
   Fort Wayne, IN     8/31/99   $1,316,695    Inc.        $138,956  $ 23.33

Children's World
   Daycare Center                             ARAMARK
   Golden, CO                               Educational
    (1.9962%)         9/28/00   $   33,528 Resources, Inc.$  3,310  $ 19.35

  ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                               Total Property              Annual   Annual
                      Purchase   Acquisition                Lease   Rent Per
Property                Date       Costs      Lessee       Payment  Sq. Ft.

Children's World
   Daycare Center                              ARAMARK
   Plainfield, IL                            Educational
    (12.224%)         5/14/01   $  180,023 Resources, Inc.$ 17,245  $ 15.76

Razzoo's Restaurant
   Austin, TX
    (48.0%)           6/27/01   $1,544,215 Razzoo's, Inc. $152,662  $ 32.45

Champps Americana
   Restaurant
   West Chester, Ohio                        Champps
   (50.0%)                                  Operating
   (land only)  (1)  12/06/02   $  473,224 Corporation    $ 50,600  $ 11.13

(1)  Restaurant was under construction as of December 31, 2002.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Champps Americana restaurant in Centerville, Ohio are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant and the Children's World daycare centers in DePere, Wisconsin, Golden, Colorado, and Plainfield, Illinois are owned by unrelated third parties.

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

        Through December 31, 2002, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
       RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002 there were 732 holders record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2002, six Limited Partners redeemed  a  total  of
40.34 Partnership Units for $29,931 in accordance with the Partnership Agreement. In prior years, 17 Limited Partners redeemed a total of 360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       Cash distributions of $32,168 and $33,082 were made to the General Partners and $1,144,867 and $1,175,943 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $200,000 and $270,000 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the   success  of  the  General  Partners  of   locating
          properties with favorable risk return characteristics;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the years ended December 31, 2002 and 2001, the Partnership recognized rental income of $1,168,020 and
$1,207,009, respectively. During the same periods, the Partnership earned investment income of $19,153 and $76,061, respectively. In 2002, rental income decreased due to property sales. This decrease in rental income was offset by additional rent received from three property acquisitions in 2001 and 2002, and rent increases on three properties. In 2002, investment income decreased due to the Partnership receiving less interest income from construction advances and lower money market interest rates.

        During the years ended December 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $153,484 and $186,297, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,564 and $33,650, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

       During the year ended December 31, 2002, the Partnership's cash balances increased $1,228,132 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $1,117,956 in 2001 to $957,776 in 2002 as a result of a decrease in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2002.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $1,957,765 and $1,150,946, respectively. During the same periods, the Partnership expended $476,911 and $666,803, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the year ended December 31, 2001 the net gain was $61,518.

        Through December 31, 2002, the Partnership sold 96.92% of the Hollywood Video store in Saraland, Alabama, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,492,200, which resulted in a net gain of $242,419. The total cost and related accumulated depreciation of the interests sold was $1,335,452 and $85,671, respectively. For the year ended December 31, 2002, the net gain was $120,988.

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the years ended December 31, 2002, and 2001, the net gain was $10,891 and $154,002, respectively.

        During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         During 2002, the Partnership sold 12.776% of the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $230,243, which resulted in a net gain of $49,514. The cost and related accumulated depreciation of the interests sold was $188,152 and $7,423, respectively.

        Subsequent to December 31, 2002, the Partnership sold 11.9086% of the Children's World daycare center in Plainfield, Illinois, to an unrelated third party. The Partnership received net sale proceeds of approximately $220,000, which resulted in a net gain of approximately $53,000.

        Subsequent to December 31, 2002, the Partnership sold 68.5173% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,074,000, which resulted in a net gain of approximately $182,000.

       During 2002 and 2001, the Partnership distributed $202,020 and $272,728 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.10 and $16.26 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2002, six Limited Partners redeemed  a  total  of
40.34 Partnership Units for $29,931 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 17 Limited Partners redeemed a total of 360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                          Page

Report of Independent Auditors                             15

Balance Sheet as of December 31, 2002 and 2001             16

Statements for the Years Ended December 31, 2002 and 2001:

     Income                                                17

     Cash Flows                                            18

     Changes in Partners' Capital                          19

Notes to Financial Statements                         20 - 31





                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota







     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2002 and 2001 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Minneapolis, Minnesota
January  21, 2003               Boulay Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                             2002       2001

CURRENT ASSETS:
  Cash and Cash Equivalents               $2,108,482 $   880,350
  Receivables                                  3,563           0
                                           ---------   ---------
      Total Current Assets                 2,112,045     880,350
                                           ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                     4,684,762   4,912,902
  Buildings and Equipment                  6,883,098   7,902,754
  Construction in Progress                     3,687           0
  Accumulated Depreciation                 (938,819)   (769,823)
                                           ---------   ---------
      Net Investments in Real Estate      10,632,728  12,045,833
                                           ---------   ---------
           Total  Assets                 $12,744,773 $12,926,183
                                          ==========  ==========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.   $    11,613 $    48,399
  Distributions Payable                      287,113     290,645
                                           ---------   ---------
      Total Current Liabilities              298,726     339,044
                                           ---------   ---------
PARTNERS' CAPITAL:
  General Partners                             3,792       1,645
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized;
      16,917 Units issued; 16,516 and
      16,557 Units outstanding
      in 2002 and 2001, respectively      12,442,255  12,585,494
                                           ---------   ---------
      Total Partners' Capital             12,446,047  12,587,139
                                           ---------   ---------
           Total Liabilities
           and Partners' Capital         $12,744,773 $12,926,183
                                          ==========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

INCOME:
  Rent                                   $ 1,168,020 $ 1,207,009
  Investment Income                           19,153      76,061
                                           ---------   ---------
      Total Income                         1,187,173   1,283,070
                                           ---------   ---------

EXPENSES:
  Partnership Administration - Affiliates 153,484 186,297 Partnership Administration and Property
     Management - Unrelated Parties           35,564      33,650
  Depreciation                               321,705     326,858
                                           ---------   ---------
      Total Expenses                         510,753     546,805
                                           ---------   ---------

OPERATING INCOME                             676,420     736,265

GAIN ON SALE OF REAL ESTATE                  389,454     215,520
                                           ---------   ---------
NET INCOME                               $ 1,065,874 $   951,785
                                            ========    ========

NET INCOME ALLOCATED:
  General Partners                       $    34,315 $    74,760
  Limited Partners                         1,031,559     877,025
                                           ---------   ---------
                                         $ 1,065,874 $   951,785
                                           =========   =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (16,542 and 16,601 weighted average
   Units outstanding in 2002 and
   2001, respectively)                   $     62.36 $     52.83
                                            ========    ========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                             2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $ 1,065,874 $   951,785

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating
  Activities:
     Depreciation                            321,705     326,858
     Gain on Sale of Real Estate            (389,454)   (215,520)
     (Increase) Decrease in Receivables       (3,563)     28,040
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.            (36,786)     26,793
                                           ---------  ----------
       Total Adjustments                    (108,098)    166,171
                                           ---------  ----------
       Net Cash Provided By
           Operating Activities              957,776   1,117,956
                                           ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                (476,911)   (666,803)
  Proceeds from Sale of Real Estate        1,957,765   1,150,946
                                           ---------  ----------
       Net Cash Provided By
           Investing Activities            1,480,854     484,143
                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable           (3,532)     (9,500)
  Distributions to Partners               (1,176,110) (1,206,689)
  Redemption Payments                        (30,856)    (77,839)
                                          ----------  ----------
       Net Cash Used For
           Financing Activities           (1,210,498) (1,294,028)
                                          ----------  ----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                    1,228,132     308,071

CASH AND CASH EQUIVALENTS,
beginning of period                          880,350     572,279
                                          ----------  ----------
CASH AND CASH EQUIVALENTS,
end of period                            $ 2,108,482 $   880,350
                                          ==========  ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners       Total   Outstanding

BALANCE, December 31, 2000  $(40,033) $ 12,959,915  $12,919,882   16,657.32

  Distributions              (30,746)   (1,175,943)  (1,206,689)

  Redemption Payments         (2,336)      (75,503)     (77,839)    (100.69)

  Net Income                  74,760       877,025      951,785
                            --------     ---------     --------    --------
BALANCE, December 31, 2001     1,645    12,585,494   12,587,139   16,556.63

  Distributions              (31,243)   (1,144,867)  (1,176,110)

  Redemption Payments           (925)      (29,931)     (30,856)     (40.34)

  Net Income                  34,315     1,031,559    1,065,874
                            --------     ---------    ---------   ---------
BALANCE, December 31, 2002  $  3,792   $12,442,255  $12,446,047   16,516.29
                            ========    ==========    =========   =========





 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

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

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owns a .8729% interest in a TGI Friday's restaurant. The remaining interest in this property is owned by unrelated third parties. AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership, owned a 60.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owns a 23.0% interest in a Champps Americana restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership. The Partnership owns a 1.9962% interest in a Children's World daycare center in Golden, Colorado. The remaining interests in the property are owned by unrelated third parties. AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership, owned an 18% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2001 and 2002. AEI Private Net Lease Fund 1998 Limited Partnership, an affiliate of the Partnership, owned a 42.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2001. At December 31, 2002 the Partnership owned a 12.224% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in the property are owned by unrelated third parties. AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership owned a 75% interest in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owns a 48.0% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2002       2001
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                     $ 153,484  $ 186,297
                                                 ========   ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.           $  35,564  $  33,650
                                                 ========   ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $39,625 and $8,859
  for 2002 and 2001, respectively.              $ (32,776) $  (1,121)
                                                 ========   ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.         $  78,543  $  48,462
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

                   DECEMBER 31, 2002 AND 2001

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

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video stores in Alabama and the Children's World daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The Children's World daycare centers in Abingdon, Maryland and Houston, Texas were constructed in 1995 and acquired in 1999. The Children's World daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The
     Children's World daycare center in Golden, Colorado was constructed and acquired in 2000. The Children's World daycare center in Plainfield, Illinois and the Razzoo's restaurant were constructed and acquired in 2001. The remaining properties were constructed and acquired in 1999. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant will be completed in 2003. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2002 are as follows:

                               Buildings and         Accumulated
Property                  Land   Equipment    Total  Depreciation

TGI Friday's, Greensburg, PA      $6,439   $  8,142  $   14,581  $  1,762
Hollywood Video, Saraland, AL     17,654     24,785      42,439     3,924
Champps Americana,
   Centerville, OH               468,050    456,793     924,843    79,709
Arby's, Homewood, AL             748,169    644,423   1,392,592   121,551
Children's World, Abingdon, MD   208,416    843,356   1,051,772   116,664
Children's World, Houston, TX    124,577    767,642     892,219   106,191
Children's World, Pearland, TX   204,105    739,310     943,415   102,271
Children's World, DePere, WI      19,509     68,179      87,688     9,431
Hollywood Video, Minot, ND       619,597    710,403   1,330,000    98,273
Hollywood Video,
   Muscle Shoals, AL             600,315    740,311   1,340,626    99,942
Tumbleweed, Fort Wayne, IN       489,027    827,668   1,316,695   130,093
Children's World, Golden, CO       7,684     25,844      33,528     2,326
Children's World,
   Plainfield, IL                 50,882    129,141     180,023     8,394
Razzoo's, Austin, TX             647,114    897,101   1,544,215    58,288
Champps Americana,
    West Chester, Ohio           473,224          0     473,224         0
                                --------   --------  ----------  --------
                              $4,684,762 $6,883,098 $11,567,860  $938,819
                                ========   ========  ==========  ========

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     Through December 31, 2001, the Partnership sold 92.6155% of the Children's World in DePere, Wisconsin, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,248,116, which resulted in a net gain of $189,071. The total cost and related accumulated depreciation of the interests sold was $1,099,764 and $40,719, respectively. For the year ended December 31, 2001, the net gain was $61,518.

     Through December 31, 2002, the Partnership sold 96.92% of the Hollywood Video store in Saraland, Alabama, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,492,200, which resulted in a net gain of $242,419. The total cost and related accumulated depreciation of the interests sold was $1,335,452 and $85,671, respectively. For the year ended December 31, 2002, the net gain was $120,988.

     Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the years ended December 31, 2002 and 2001, the net gain was $10,891 and $154,002, respectively.

     During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

     During 2002, the Partnership sold 12.776% of the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $230,243, which resulted in a net gain of $49,514. The cost and related accumulated depreciation of the interests sold was $188,152 and $7,423, respectively.

     Subsequent to December 31, 2002, the Partnership sold 11.9086% of the Children's World daycare center in Plainfield, Illinois, to an unrelated third party. The Partnership received net sale proceeds of approximately
     $220,000,  which  resulted in a net  gain  of  approximately
     $53,000.

     Subsequent to December 31, 2002, the Partnership sold 68.5173% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $1,074,000, which resulted in a net gain of approximately $182,000.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002 and 2001, the Partnership distributed $202,020 and $272,728 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $12.10 and $16.26 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $473,224, including acquisition expenses. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through December 31, 2002, the Partnership had advanced $3,687 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003            $1,114,227
                       2004             1,117,174
                       2005             1,120,152
                       2006             1,123,161
                       2007             1,126,202
                       Thereafter       9,326,815
                                         --------
                                      $14,927,731
                                        =========

     There were no contingent rents recognized in 2002 or 2001.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:
                                             2002       2001
      Tenants           Industry

     Hollywood
       Entertainment Corp.   Retail     $   312,827  $ 342,419
     ARAMARK Educational
       Resources, Inc.   Child Care         298,822    329,702
     Razooo's, Inc.      Restaurant         152,662        N/A
     Tumbleweed, Inc.    Restaurant         137,139    134,451
     RTM Alabama, Inc.   Restaurant         122,577    121,214
                                           ---------   ---------

     Aggregate rent revenue of major    $ 1,024,027  $ 927,786
     tenants                               ========   ========

     Aggregate rent revenue of major tenants
     as a percentage of total rent revenue      88%        77%
                                           ========   ========

(6)  PARTNERS' CAPITAL -

     Cash distributions of $32,168 and $33,082 were made to the General Partners and $1,144,867 and $1,175,943 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $69.21 and $70.84 per Limited Partnership Unit outstanding using 16,542 and 16,601 weighted average Units in 2002 and 2001, respectively. The distributions represent $60.55 and $48.27 per Unit of Net Income and $8.66 and $22.57 per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $200,000 and $270,000 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  PARTNERS' CAPITAL - (Continued)

     During 2002, six Limited Partners redeemed a total of 40.34 Partnership Units for $29,931 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2001, six Limited Partners redeemed a total of 100.69 Partnership Units for $75,503. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $980.11 per original $1,000 invested.

(7)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2002       2001
     Net Income for Financial
      Reporting Purposes                  $1,065,874 $ 951,785

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      92,832     84,202

     Amortization of Start-Up and
      Organization Costs                     (65,032)   (65,198)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes       (30,183)   (12,230)
                                           ---------  ---------
           Taxable Income to Partners     $1,063,491  $ 958,559
                                           ========   ========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                             2002       2001
     Partners' Capital for
      Financial Reporting Purposes      $12,446,047  $12,587,139

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                    232,528      169,880

     Capitalized Start-Up Costs
      Under Section 195                     319,994      319,994

     Amortization of Start-Up and
      Organization Costs                   (247,451)    (182,419)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes    2,424,726    2,424,726
                                          ---------     ---------
           Partners' Capital for
              Tax Reporting Purposes    $15,175,844  $15,319,320
                                         ==========   ==========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                          _______2002_______   _______2001_______
                         Carrying     Fair    Carrying    Fair
                          Amount     Value     Amount    Value

     Cash                $        0 $       0   $  1,661  $  1,661
     Money Market Funds   2,108,482  2,108,482   878,689   878,689
                           --------  ---------  --------  --------
      Total Cash and
        Cash Equivalents $2,108,482 $2,108,482  $880,350  $880,350
                          =========  =========  ========  ========

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

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance
        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management, and property sales services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

     Name and Address                        Number of     Percent
   of Beneficial Owner                       Units Held    of Class

   AEI Fund Management XXI, Inc.                 22           *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                             0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*  Less than 1%
** Mr. Larson resigned as an officer of the Managing General
   Partner effective February 28, 2003.

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2002 and 2001.
ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2002, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2002.

Person or Entity                                       Amount Incurred From
 Receiving             Form and Method             Inception (July 31, 1996)
Compensation           of Compensation                 To December 31, 2002

AEI Securities,   Selling Commissions equal to 8% of proceeds    $1,691,722
Inc.              plus a 2% nonaccountable expense allowance,
                  most of which was reallowed to Participating
                  Dealers.

General Partners  Reimbursement at Cost for other Organization   $  762,880
and Affiliates    and Offering Costs.

General Partners  Reimbursement at Cost for all Acquisition      $  285,513
and Affiliates    Expenses


General Partners  Reimbursement at Cost for all Administrative   $1,027,108
and Affiliates    Expenses attributable to the Fund, including
                  all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.

General Partners  Reimbursement at Cost for all expenses related $  222,108
and Affiliates    to the disposition of the Fund's properties.

General Partners  3% of Net Cash Flow in any fiscal year.        $  157,486

General Partners  1% of distributions of Net Proceeds of Sale    $    7,368
                  until Limited Partners have received an amount equal to (a) their Adjusted Capital
                  Contributions, plus (b) an amount equal
                  to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed.
                  10% of distributions of Net Proceeds of Sale thereafter.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. (Continued)

             A.   Exhibits -
                                Description

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

     10.15 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August 2, 2000).

     10.16 Net Lease Agreement dated September 28, 2000 between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership, AEI Private Net Lease Fund 1998 Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on November 7, 2000).

     10.17 Purchase Agreement dated March 14, 2001 between the Partnership and William C. Bashor relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on May 10, 2001).

     10.18 Purchase and Sale Agreement and Escrow Instructions dated March 27, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private
     Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on May 10,
     2001).

     10.19 Purchase Agreement dated April 3, 2001 between the Partnership and Lynn and Camille Bushman relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.20 Net Lease Agreement dated May 14, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
     10.3 of Form 10-QSB filed on August 7, 2001).

     10.21 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 7,
     2001).

     10.22 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 23, 2001).

     10.23 Purchase Agreement dated December 21, 2001 between the Partnership and the Gausewitz Family Limited Partnership relating to the property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to
     Exhibit 10.47 of Form 10-KSB filed on March 8, 2002).

     10.24 Development Financing Agreement dated December 6, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the property at 9424 Civic Centre Boulevard, West Chester, Ohio.

     10.25 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the property at 9424 Civic Centre Boulevard, West Chester, Ohio.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                               Description

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             B.   Reports on Form 8-K -    None.

ITEM 14.  CONTROLS AND PROCEDURES.

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

                           AEI INCOME & GROWTH FUND XXII
                           Limited Partnership
                           By: AEI Fund Management XXI, Inc.
                           Its Managing General Partner



March 21, 2003             By:/s/ Robert P. Johnson
                                  Robert P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                            Title                 Date


/s/ Robert P. Johnson  President (Principal Executive Officer) March 21, 2003
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Patrick W. Keene   Chief Financial Officer and Treasurer   March 21, 2003
Patrick W. Keene       (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund XXII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I  have  reviewed this annual report on Form  10-KSB  of  AEI
Income & Growth Fund XXII Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 21, 2003           /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief
Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner