Form 10QSB
period 2003-05-12
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2003-05-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                 Commission file number:  24003


          AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1848181__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


              ____________Not Applicable___________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Balance Sheet as of March 31, 2003
             and December 31, 2002                      3

             Statements for the Periods ended
             March 31, 2003 and 2002:

               Income                                   4

               Cash Flows                               5

               Changes in Partners' Capital             6

             Notes to Financial Statements            7 - 9

    Item 2.  Management's Discussion and Analysis    10 - 13

    Item 3.  Controls and Procedures                    14

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                          14

    Item 2.  Changes in Securities                      14

    Item 3.  Defaults Upon Senior Securities            14

    Item 4.  Submission of Matters to a
             Vote of Security Holders                   14

    Item 5.  Other Information                          14

    Item 6.  Exhibits and Reports on Form 8-K           15

             Signatures                                 15

             Certifications                           16-17

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $3,338,964  $2,108,482
  Receivables                                18,552       3,563
                                           --------    --------
                                          3,357,516   2,112,045
                                           --------    --------
INVESTMENTS IN REAL ESTATE:
  Land                                    4,025,679   4,684,762
  Buildings and Equipment                 6,230,544   6,883,098
  Construction in Progress                  226,009       3,687
  Accumulated Depreciation                 (895,996)   (938,819)
                                           --------    --------
      Net Investments in Real Estate      9,586,236  10,632,728
                                           --------    --------
           Total  Assets                $12,943,752 $12,744,773
                                          =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  56,764  $   11,613
  Distributions Payable                     287,113     287,113
  Unearned Rent                               8,343           0
                                           --------    --------
      Total Current Liabilities             352,220     298,726
                                           --------    --------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                            3,610       3,792
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized; 16,917 Units issued;
      16,516 Units outstanding           12,587,922  12,442,255
                                           --------    --------
      Total Partners' Capital            12,591,532  12,446,047
                                           --------    --------
           Total Liabilities and
           Partners' Capital            $12,943,752 $12,744,773
                                          =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

INCOME:
   Rent                                   $ 264,717  $ 306,499
   Investment Income                          8,954      2,779
                                           --------   --------
        Total Income                        273,671    309,278
                                           --------   --------

EXPENSES:
   Partnership Administration - Affiliates 52,148 51,799 Partnership Administration and Property
      Management - Unrelated Parties         12,826      9,811
   Depreciation                              69,410     84,335
                                           --------   --------
        Total Expenses                      134,384    145,945
                                           --------   --------

OPERATING INCOME                            139,287    163,333

GAIN ON SALE OF REAL ESTATE                 298,050          0
                                           --------   --------
NET INCOME                                $ 437,337  $ 163,333
                                            =======    =======

NET INCOME ALLOCATED:
   General Partners                       $   7,160  $   4,900
   Limited Partners                         430,177    158,433
                                           --------   --------
                                          $ 437,337  $ 163,333
                                            =======    =======

NET INCOME PER LIMITED PARTNERSHIP UNIT
   (16,516 and 16,557 weighted average
   Units outstanding in 2003 and 2002,
   respectively)                          $   26.05  $    9.57
                                            =======    =======


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                             2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $ 437,337  $ 163,333

  Adjustments To Reconcile Net Income To Net
  Cash Provided By Operating Activities:
     Depreciation                            69,410     84,335
     Gain on Sale of Real Estate           (298,050)         0
     Increase in Receivables                (14,989)         0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.            45,151    (38,965)
     Increase in Unearned Rent                8,343      8,343
                                           --------   --------
       Total Adjustments                   (190,135)    53,713
                                           --------   --------
       Net Cash Provided By
           Operating Activities             247,202    217,046
                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate               (224,354)         0
  Proceeds from Sale of Real Estate       1,499,486          0
                                           --------   --------
       Net Cash Provided By
           Investing Activities           1,275,132          0
                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable               0        248
  Distributions to Partners                (291,852)  (295,657)
                                           --------   --------
       Net Cash Used For
           Financing Activities            (291,852)  (295,409)
                                           --------   --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   1,230,482    (78,363)

CASH AND CASH EQUIVALENTS,
beginning of period                       2,108,482    880,350
                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period $3,338,964 $  801,987
                                           ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                               Limited
                                                             Partnership
                           General     Limited                 Units
                           Partners    Partners       Total  Outstanding


BALANCE, December 31, 2001  $ 1,645  $12,585,494  $12,587,139  16,556.63

  Distributions              (8,870)    (286,787)    (295,657)

  Net Income                  4,900      158,433      163,333
                            --------   ---------    ---------   --------
BALANCE, March 31, 2002     $(2,325) $12,457,140  $12,454,815  16,556.63
                            ========   =========    =========   ========


BALANCE, December 31, 2002  $ 3,792  $12,442,255  $12,446,047  16,516.29

  Distributions              (7,342)    (284,510)    (291,852)

  Net Income                  7,160      430,177      437,337
                           --------    ---------    ---------   --------
BALANCE, March 31, 2003     $ 3,610  $12,587,922  $12,591,532  16,516.29
                           ========    =========    =========   ========







 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2003

                           (Unaudited)

(1)The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

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

(3)  INVESTMENTS IN REAL ESTATE -

     On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  INVESTMENTS IN REAL ESTATE - (Continued)

     Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the three months ended March 31, 2003 and 2002, the net gain was $53,648 and $-0-, respectively.

     During 2003, the Partnership sold 81.7389% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,279,056, which resulted in a net gain of $244,402. The total cost and related accumulated depreciation of the interests sold was $1,138,290 and $103,636, respectively.

     Subsequent to March 31, 2003, the Partnership sold 85.4855% of the Children's World daycare center in Houston, Texas, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $897,000, which resulted in a net gain of approximately $233,000.

     During the first three months of 2003, the Partnership distributed $70,707 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.24 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $475,256, including acquisition expenses. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 2003, the Partnership had advanced $226,009 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2003 and 2002, the Partnership recognized rental income of $264,717 and $306,499, respectively. During the same periods, the Partnership earned investment income of $8,954 and $2,779, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2002, and rent increases on two properties. In 2003, investment income increased due to the Partnership receiving interest income from construction advances and having more money invested in a money market account due to property sales.

       During the three months ended March 31, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $52,148 and $51,799, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,826 and $9,811, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2003, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Partnership's cash balances increased $1,230,482 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities increased from $217,046 in 2002 to $247,202 in 2003 as a result of net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2003, the Partnership generated cash flow from the sale of real estate of $1,499,486. During the same period, the Partnership expended $224,354, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

        Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the three months ended March 31, 2003 and 2002, the net gain was $53,648 and $-0-, respectively.

        During 2003, the Partnership sold 81.7389% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,279,056, which resulted in a net gain of $244,402. The total cost and related accumulated depreciation of the interests sold was $1,138,290 and $103,636, respectively.

        Subsequent to March 31, 2003, the Partnership sold 85.4855% of the Children's World daycare center in Houston, Texas, in three separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $897,000, which resulted in a net gain of approximately $233,000.

        During the first three months of 2003, the Partnership distributed $70,707 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $4.24 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $475,256, including acquisition expenses. The land is leased to Champps
Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Through March 31, 2003, the Partnership had advanced $226,009 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

ITEM 5. OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                                                     Description

    99.1Certification  of  Chief  Executive  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2Certification  of  Chief  Financial  Officer  of  General
    Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b. Reports filed on Form 8-K - None.




                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2003        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner



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



Dated:  May 12, 2003          By:  /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 AEI Fund Management XXI, Inc.
                                 Managing General Partner