Form 10QSB
period 2003-08-08
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2003-08-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                 Commission file number:  24003


          AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1848181__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

            _____________(651) 227-7333_____________
                   (Issuer's telephone number)


  ______________________Not Applicable__________________________
 (Former name, former address and former fiscal year, if changed since last report)

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


                              INDEX


                                                     Page

PART I.  Financial Information

    Item 1. Balance Sheet as of June 30, 2003
            and December 31, 2002                     3

        Statements for the Periods ended June 30, 2003 and 2002:

           Income                                     4

           Cash Flows                                 5

           Changes in Partners' Capital               6

        Notes to Financial Statements               7 - 12

    Item 2. Management's Discussion and Analysis   12 - 16

    Item 3. Controls and Procedures                   17

PART II. Other Information

    Item 1. Legal Proceedings                         17

    Item 2. Changes in Securities                     17

    Item 3. Defaults Upon Senior Securities           17

    Item 4. Submission of Matters to a Vote of
            Security Holders                          17

    Item 5. Other Information                         17

    Item 6. Exhibits and Reports on Form 8-K          18

        Signatures                                    18

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)

                             ASSETS

                                             2003       2002

CURRENT ASSETS:
  Cash and Cash Equivalents              $4,818,310  $2,108,482
  Receivables                                46,882       3,563
                                          ---------   ---------
                                          4,865,192   2,112,045
                                          ---------   ---------
INVESTMENTS IN REAL ESTATE:
  Land                                    3,433,901   4,684,762
  Buildings and Equipment                 5,006,109   6,883,098
  Construction in Progress                  860,663       3,687
  Accumulated Depreciation                 (750,097)   (938,819)
                                          ---------   ---------
      Net Investments in Real Estate      8,550,576  10,632,728
                                          ---------   ---------
           Total Assets                 $13,415,768 $12,744,773
                                          =========   =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.    $  10,154  $   11,613
  Distributions Payable                     282,098     287,113
                                          ---------   ---------
      Total Current Liabilities             292,252     298,726
                                          ---------   ---------
PARTNERS' CAPITAL:
  General Partners                           10,517       3,792
  Limited Partners, $1,000 Unit Value;
      24,000 Units authorized; 16,917 Units issued;
      16,414 and 16,516 Units outstanding
      in 2003 and 2002, respectively      13,112,999  12,442,255
                                           ---------   ---------
      Total Partners' Capital             13,123,516  12,446,047
                                           ---------   ---------
           Total Liabilities and
           Partners' Capital             $13,415,768 $12,744,773
                                           =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

      AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                               Three Months Ended     Six Months Ended
                               6/30/03   6/30/02      6/30/03   6/30/02

RENTAL INCOME                 $207,681  $261,839    $  427,597 $  524,108

EXPENSES:
   Partnership Administration -
     Affiliates                 27,064    42,163        79,212     93,962
   Partnership Administration
     and Property Management -
     Unrelated Parties          22,255    18,723        34,734     28,340
   Depreciation                 52,712    71,623       109,411    143,248
                               -------   -------       -------    -------
        Total Expenses         102,031   132,509       223,357    265,550
                               -------   -------       -------    -------

OPERATING INCOME               105,650   129,330       204,240    258,558

OTHER INCOME:
   Interest Income              26,496     2,636        35,450      5,415
   Gain on Sale of Real Estate       0   114,370       298,050    114,370
                               -------   -------       -------    -------
        Total Other Income      26,496   117,006       333,500    119,785
                               -------   -------       -------    -------
INCOME FROM CONTINUING
   OPERATIONS                  132,146   246,336       537,740    378,343

Income from Discontinued
  Operations                   765,633    31,890       797,376     63,216
                               -------   -------       -------    -------
NET INCOME                    $897,779 $ 278,226    $1,335,116  $ 441,559
                              ========   =======      ========    =======

NET INCOME ALLOCATED:
   General Partners           $ 14,042 $  11,267    $   21,202  $  16,167
   Limited Partners            883,737   266,959     1,313,914    425,392
                               -------   -------       -------    -------
                              $897,779 $ 278,226    $1,335,116  $ 441,559
                               =======   =======      ========    =======
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $   7.81 $   14.26    $    32.14  $   22.00
   Discontinued Operations       46.03      1.87         47.66       3.70
                               -------   -------       -------    -------
        Total                 $  53.84 $   16.13    $    79.80  $   25.70
                                ======    ======        ======     ======
Weighted Average Units
   Outstanding                  16,414    16,547        16,465     16,552
                                ======    ======        ======     ======

The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                   2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $1,335,116  $  441,559

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  125,694     168,670
     Gain on Sale of Real Estate                (1,053,910)   (114,370)
     Increase in Receivables                       (43,319)          0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (1,459)     17,444
     Increase in Unearned Rent                           0       8,343
                                                 ---------  ----------
       Total Adjustments                          (972,994)     80,087
                                                 ---------  ----------
       Net Cash Provided By
          Operating Activities                     362,122     521,646
                                                 ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (859,857)          0
  Proceeds from Sale of Real Estate              3,870,225     440,406
                                                 ---------  ----------
       Net Cash Provided By
          Investing Activities                   3,010,368     440,406
                                                 ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                 (5,015)     (1,008)
  Distributions to Partners                       (578,677)   (590,061)
  Redemption Payments                              (78,970)     (7,738)
                                                ----------  ----------
       Net Cash Used For
          Financing Activities                    (662,662)   (598,807)
                                                ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS        2,709,828     363,245

CASH AND CASH EQUIVALENTS, beginning of period   2,108,482     880,350
                                                ----------  ----------
CASH AND CASH EQUIVALENTS, end of period        $4,818,310  $1,243,595
                                                 =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                                                 Limited
                                                               Partnership
                            General    Limited                    Units
                            Partners   Partners      Total     Outstanding


BALANCE, December 31, 2001  $ 1,645  $12,585,494   $12,587,139  16,556.63

  Distributions             (16,489)    (573,572)     (590,061)

  Redemption Payments          (232)      (7,506)       (7,738)    (10.00)

  Net Income                 16,167      425,392       441,559
                           --------     --------      --------   --------
BALANCE, June 30, 2002      $ 1,091  $12,429,808   $12,430,899  16,546.63
                            =======     ========      ========   ========


BALANCE, December 31, 2002  $ 3,792  $12,442,255   $12,446,047  16,516.29

  Distributions             (12,108)    (566,569)     (578,677)

  Redemption Payments        (2,369)     (76,601)      (78,970)   (102.29)

  Net Income                 21,202    1,313,914     1,335,116
                           --------     --------      --------   --------
BALANCE, June 30, 2003      $10,517  $13,112,999   $13,123,516  16,414.00
                            =======     ========  ========       ========






 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES -

     The Partnership's real estate is leased under triple net leases classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective.
     Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  SUMMARY OF REAL ESTATE ACCOUNTING POLICIES - (Continued)

     The   buildings   and  equipment  of  the  Partnership   are
     depreciated  using  the straight-line method  for  financial reporting  purposes based on estimated useful  lives  of  25 years and 5 years, respectively.

     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.

     The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third
     parties using the proportionate consolidation method.   Each
     tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-
     common  interests.   The financial statements  reflect  only
     this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(4)  RECLASSIFICATION -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2003 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

(5)  INVESTMENTS IN REAL ESTATE -

     On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

     Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the six months ended June 30, 2002, the net gain was $-0-.



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the six months ended June 30, 2002, the net gain was $114,370.

     Through June 30, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the six months ended June 30, 2003 and 2002, the net gain was $53,648 and $-0-, respectively.

     During the first six months of 2003, the Partnership sold 81.7389% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,279,056, which resulted in a net gain of $244,402. The total cost and related accumulated depreciation of the interests sold was $1,138,290 and $103,636, respectively.

     Subsequent to June 30, 2003, the Partnership sold 17.6734% of the Arby's restaurant, to an unrelated third party. The Partnership received net sale proceeds of approximately
     $283,000,  which  resulted in a net  gain  of  approximately
     $61,000.

     During the first six months of 2003 and 2002, the Partnership distributed $262,626 and $60,606 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.82 and $3.63 per Limited
     Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $476,105, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $860,663 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(5)  INVESTMENTS IN REAL ESTATE - (Continued)

     Subsequent  to  June 30, 2003, the lessee  of  the  Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $1,466,497.

(6)  PAYABLE TO AEI FUND MANAGEMENT, INC. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  DISCONTINUED OPERATIONS -

     During the first six months of 2003, the Partnership sold the Children's World daycare center in Houston, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,056,594, which resulted in a net gain of $279,298. The total cost and related accumulated depreciation of the interests sold was $892,219 and $114,923, respectively.

     During the first six months of 2003, the Partnership sold its 23% interest in the Champps Americana restaurant in Centerville, Ohio, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,314,145, which resulted in a net gain of $476,562. The total cost and related accumulated depreciation of the interests sold was $924,843 and $87,260, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(7)  DISCONTINUED OPERATIONS - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                  Three Months Ended    Six Months Ended
                                  6/30/03   6/30/02     6/30/03 6/30/02

Rental Income                    $ 13,902  $ 44,801    $ 58,703 $ 89,031
Property Management Expenses         (557)     (199)       (904)    (393)
Depreciation                       (3,572)  (12,712)    (16,283) (25,422)
Gain on Disposal of Real Estate   755,860         0     755,860        0
                                  -------   -------     -------  -------
   Income from Discontinued
     Operations                 $ 765,633  $ 31,890    $797,376 $ 63,216
                                  =======   =======     =======  =======


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        Management's discussion of the results of operations, liquidity and capital resources for the six months ended June 30, 2003 and 2002 includes comparisons of total rental income, expenses and gains (losses) on sales of real estate resulting from both Continuing and Discontinued Operations. Reference should be made to Note 7 of the Financial Statements for a summary of the components of Discontinued Operations.

        For the six months ended June 30, 2003 and 2002, the Partnership recognized rental income of $486,300 and $613,139, respectively. During the same periods, the Partnership earned interest income of $35,450 and $5,415, respectively. In 2003, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from one property acquisition in 2002 and a rent increase on one property. In 2003, interest income increased due to the
Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the six months ended June 30, 2003 and 2002, the Partnership paid Partnership administration expenses to affiliated parties of $79,212 and $93,962, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,638 and $28,733, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2003, the Partnership's annualized cash distribution rate was 7.0%, based on the Adjusted Capital Contribution. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.

        Subsequent to June 30, 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At June 30, 2003, the book value of the Razzoo's property owned by the Partnership is $1,466,497.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Partnership's cash balances increased $2,709,828 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $521,646 in 2002 to $362,122 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $3,870,225 and $440,406, respectively. During the six months ended June 30, 2003, the Partnership expended $859,857, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the six months ended June 30, 2002, the net gain was $-0-.

        During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the six months ended June 30, 2002, the net gain was $114,370.

        Through June 30, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the six months ended June 30, 2003 and 2002, the net gain was $53,648 and $-0-, respectively.

        During the first six months of 2003, the Partnership sold the Children's World daycare center in Houston, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,056,594, which resulted in a net gain of $279,298. The total cost and related accumulated depreciation of the interests sold was $892,219 and $114,923, respectively.

        During the first six months of 2003, the Partnership sold its 23% interest in the Champps Americana restaurant in Centerville, Ohio in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,314,145, which resulted in a net gain of $476,562. The total cost and related accumulated depreciation of the interests sold was $924,843 and $87,260, respectively.

        During the first six months of 2003, the Partnership sold 81.7389% of the Arby's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,279,056, which resulted in a net gain of $244,402. The total cost and related accumulated depreciation of the interests sold was $1,138,290 and $103,636, respectively.

       Subsequent to June 30, 2003, the Partnership sold 17.6734%
of  the  Arby's  restaurant, to an unrelated  third  party.   The
Partnership received net sale proceeds of approximately $283,000, which resulted in a net gain of approximately $61,000.

        During the first six months of 2003 and 2002, the Partnership distributed $262,626 and $60,606 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $15.82 and $3.63 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $476,105, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through June 30, 2003, the Partnership had advanced $860,663 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

        On April 1, 2003, five Limited Partners redeemed a total of 102.29 Partnership Units for $76,601 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 23 Limited Partners redeemed a total of 400.93 Partnership Units for $306,536. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    31.1 Certification  of  Chief  Executive Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification  of  Chief  Financial Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification   of   Chief   Executive    Officer    and
    Chief  Financial  Officer  of  General  Partner  pursuant  to
    Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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