Form 10QSB
period 2003-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2003-11-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of September 30, 2003 and December 31, 2002

         Statements for the Periods ended September 30, 2003 and 2002:

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

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)


                             ASSETS

                                                 2003             2002

CURRENT ASSETS:
  Cash and Cash Equivalents                  $ 2,375,567      $ 2,108,482
  Receivables                                     48,251            3,563
                                              -----------      -----------
                                               2,423,818        2,112,045
                                              -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         4,073,649        4,684,762
  Buildings and Equipment                      6,753,019        6,883,098
  Construction in Progress                       889,670            3,687
  Accumulated Depreciation                      (786,687)        (938,819)
                                              -----------      -----------
      Net Investments in Real Estate          10,929,651       10,632,728
                                              -----------      -----------
           Total  Assets                     $13,353,469      $12,744,773
                                              ===========      ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    18,449      $    11,613
  Distributions Payable                          281,229          287,113
                                              -----------      -----------
      Total Current Liabilities                  299,678          298,726
                                              -----------      -----------
PARTNERS' CAPITAL:
  General Partners                                11,113            3,792
  Limited Partners, $1,000 Unit Value;
   24,000 Units authorized; 16,917 Units issued;
   16,414 and 16,516 Units outstanding
   in 2003 and 2002, respectively             13,042,678       12,442,255
                                              -----------      -----------
    Total Partners' Capital                   13,053,791       12,446,047
                                              -----------      -----------
     Total Liabilities and Partners' Capital $13,353,469      $12,744,773
                                              ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended       Nine Months Ended
                              9/30/03       9/30/02    9/30/03      9/30/02

RENTAL INCOME               $  228,480    $  239,426  $  656,077   $  763,535

EXPENSES:
   Partnership Administration -
    Affiliates                  45,027        35,752     124,239      129,714
   Partnership Administration
    and Property Management -
    Unrelated Parties            5,246         6,305      39,878       34,645
   Depreciation                 61,178        71,722     170,589
214,971                      ----------    ----------  ----------   ----------
        Total Expenses         111,451       113,779     334,706      379,330
                             ----------    ----------  ----------   ----------

OPERATING INCOME               117,029       125,647     321,371      384,205

OTHER INCOME:
   Interest Income              36,981         6,539      72,431       11,954
   Gain on Sale of Real Estate  62,165       211,255     360,215      325,625
                             ----------    ----------  ----------   ----------
        Total Other Income      99,146       217,794     432,646      337,579
                             ----------    ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  216,175       343,441     754,017      721,784

Income from Discontinued
  Operations                         0        31,453     797,274       94,669
                             ----------    ----------  ----------   ----------
NET INCOME                  $  216,175    $  374,894  $1,551,291   $  816,453
                             ==========    ==========  ==========   ==========

NET INCOME ALLOCATED:
   General Partners         $    7,759    $    9,500  $   28,961   $   25,667
   Limited Partners            208,416       365,394   1,522,330      790,786
                             ----------    ----------  ----------   ----------
                            $  216,175    $  374,894  $1,551,291   $  816,453
                             ==========    ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $    12.70    $    20.24  $    44.98   $    42.23
   Discontinued Operations           0          1.84       47.57         5.55
                             ----------    ----------  ----------   ----------
        Total               $    12.70    $    22.08  $    92.55   $    47.78
                             ==========    ==========  ==========   ==========
Weighted Average Units
  Outstanding                   16,414        16,547       16,448      16,550
                             ==========    ==========  ==========   ==========

The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                   2003             2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                  $ 1,551,291      $   816,453

   Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  186,872          253,103
     Gain on Sale of Real Estate                (1,116,075)        (325,625)
     Increase in Receivables                       (44,688)               0
     Increase in Payable to
        AEI Fund Management, Inc.                    6,836            2,310
                                                -----------      ------------
       Total Adjustments                          (967,055)         (70,212)
                                                -----------      ------------
       Net Cash Provided By
          Operating Activities                     584,236          746,241
                                                -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                    (3,521,640)               0
  Proceeds from Sale of Real Estate              4,153,920        1,483,657
                                                -----------      ------------
       Net Cash Provided By
          Investing Activities                     632,280        1,483,657
                                                -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                 (5,884)          (1,216)
  Distributions to Partners                       (864,577)        (884,258)
  Redemption Payments                              (78,970)          (7,738)
                                                ------------     ------------
       Net Cash Used For
          Financing Activities                    (949,431)        (893,212)
                                                ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          267,085        1,336,686

CASH AND CASH EQUIVALENTS, beginning of period   2,108,482          880,350
                                                ------------     ------------
CASH AND CASH EQUIVALENTS, end of period       $ 2,375,567      $ 2,217,036
                                                ============     ============

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001  $   1,645   $12,585,494  $12,587,139    16,556.63

  Distributions               (23,901)     (860,357)    (884,258)

  Redemption Payments            (232)       (7,506)      (7,738)      (10.00)

  Net Income                   25,667       790,786      816,453
                             ---------   -----------  ------------  ---------
BALANCE, September 30, 2002 $   3,179   $12,508,417  $12,511,596    16,546.63
                             =========   ===========  ============  =========


BALANCE, December 31, 2002  $   3,792   $12,442,255  $12,446,047    16,516.29

  Distributions               (19,271)     (845,306)    (864,577)

  Redemption Payments          (2,369)      (76,601)     (78,970)     (102.29)

  Net Income                   28,961     1,522,330    1,551,291
                             ---------   -----------  ------------  ---------
BALANCE, September 30, 2003 $  11,113   $13,042,678  $13,053,791    16,414.00
                             =========   ===========  ============  =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

(2)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President of AFM, serves as the Individual General Partner and an affiliate of AFM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

(5)  Investments in Real Estate -

     On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the nine months ended September 30, 2002, the net gain was $81,218

     Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the nine months ended September 30, 2002, the net gain was $-0-.

     During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the nine months ended September 30, 2002, the net gain was $208,061.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     Through September 30, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the nine months ended September 30, 2003 and 2002, the net gain was $53,648 and $36,346, respectively.

     During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

     During the first nine months of 2003 and 2002, the Partnership distributed $333,333 and $131,313 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $20.08 and $7.86 per Limited
     Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $476,913, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Partnership had advanced $889,670 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

     On August 27, 2003, the Company purchased a 32% interest in a Garden Ridge retail store in Woodlands, Texas for $2,631,968. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $301,611. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.




        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(5)  Investments in Real Estate - (Continued)

     In November 2003, the Partnership entered into an Agreement to purchase a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for approximately $1,035,000. The property will be leased to Tia's Texas - Alamo LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $105,570. The remaining interest in the property will be purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership.

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $1,456,781.

(6)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations -

     During the second quarter of 2003, the Partnership sold the Children's World daycare center in Houston, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,056,594, which resulted in a net gain of $279,298. The total cost and related accumulated depreciation of the interests sold was $892,219 and $114,923, respectively.

     During the second quarter of 2003, the Partnership sold its 23% interest in the Champps Americana restaurant in Centerville, Ohio, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,314,145, which resulted in a net gain of $476,562. The total cost and related accumulated depreciation of the interests sold was $924,843 and $87,260, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements. The results of discontinued operations are as follows:


                                Three Months Ended       Nine Months Ended
                               9/30/03      9/30/02    9/30/03       9/30/02

Rental Income                  $     0    $ 44,801     $ 58,703     $ 133,831
Property Management Expenses         0        (637)      (1,006)       (1,030)
Depreciation                         0     (12,711)     (16,283)      (38,132)
Gain on Disposal of Real Estate      0           0      755,860             0
                                -------    --------     --------     ---------
   Income from Discontinued
     Operations                $     0    $ 31,453     $797,274     $  94,669
                                =======    ========     ========     =========


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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized rental income from continuing operations of $656,077 and $763,535, respectively. In 2003, rental income decreased due to sales of five properties discussed below. This decrease in rental income was partially offset by additional rent received from two property acquisitions in 2002 and 2003 and rent increases on two properties.

       For the nine months ended September 30, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $124,239 and $129,714, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $39,878 and $34,645, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized interest income of $72,431 and $11,954, respectively. In 2003, interest income increased due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

       For the nine months ended September 30, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $360,215 and $325,625, respectively, from the sale of five properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        On January 1, 2002, the Partnership owned 64.4916% of the Hollywood Video store in Saraland, Alabama. In 2002, the Partnership sold 61.4116% of the property, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $896,350, which resulted in a net gain of $120,988. The total cost and related accumulated depreciation of the interests sold was $846,185 and $70,823, respectively. For the nine months ended September 30, 2002, the net gain was $81,218.

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the nine months ended September 30, 2002, the net gain was $-0-.

        During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively. For the nine months ended September 30, 2002, the net gain was $208,061.

        Through September 30, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the nine months ended September 30, 2003 and 2002, the net gain was $53,648 and $36,346, respectively.

       During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through November 30, 2003 and the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At September 30, 2003, the book value of the Razzoo's property owned by the Partnership is $1,456,781.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $797,274, representing rental income less property management expenses and depreciation of $41,414 and gain on disposal of real estate of $755,860. For the nine months ended September 30, 2002, the Partnership recognized income from discontinued operations of $94,669, representing rental income less property management expenses and depreciation.

        During the second quarter of 2003, the Partnership sold the Children's World daycare center in Houston, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,056,594, which resulted in a net gain of $279,298. The total cost and related accumulated depreciation of the interests sold was $892,219 and $114,923, respectively.

        During the second quarter of 2003, the Partnership sold its 23% interest in the Champps Americana restaurant in Centerville, Ohio in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,314,145, which resulted in a net gain of $476,562. The total cost and related accumulated depreciation of the interests sold was $924,843 and $87,260, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2003, the Partnership's cash balances increased $267,085 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2002, the Partnership's cash balances increased $1,336,686 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $746,241 in 2002 to $584,236 in 2003 as a result of a decrease in total rental and interest income in 2003 and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $4,153,920 and $1,483,657, respectively. During the nine months ended September 30, 2003, the Partnership expended $3,521,640, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $476,913, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through September 30, 2003, the Partnership had advanced $889,670 for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,750,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $175,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On August 27, 2003, the Company purchased a 32% interest in a Garden Ridge retail store in Woodlands, Texas for $2,631,968. The property is leased to Cypress/GR Woodlands I, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $301,611. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

         In November 2003, the Partnership entered into an Agreement to purchase a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for approximately $1,035,000. The property will be leased to Tia's Texas - Alamo LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $105,570. The remaining interest in the property will be purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership.

        The Partnership's primary use of cash flow, other than investment in real estate, is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first ten days after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners on a semi-annual basis.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $864,577 and $884,258, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $845,306 and $860,357 and the General Partners received distributions of $19,271 and $23,901 for the periods, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the first nine months of 2003 and 2002, the Partnership distributed $333,333 and $131,313 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $20.08 and $7.86 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       On October 1, 2003, five Limited Partners redeemed a total of 88.1 Partnership Units for $67,361, in accordance with the Partnership Agreement. On April 1, 2003, five Limited Partners redeemed a total of 102.29 Partnership Units for $76,601. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 23 Limited Partners redeemed a total of 400.93 Partnership Units for $306,536. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    10.1 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 6, 2003).

    10.2 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income &
          Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 6, 2003).

    10.3 Assignment of Purchase Agreement dated November 12, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas.

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

    32    Certification  of  Chief  Executive  Officer  and  Chief
          Financial  Officer  of   General   Partner  pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K - During  the   quarter  ended
                                      September   30,  2003,   the
                                      Partnership filed a Form 8-K
                                      dated September  6,    2003,
                                      reporting the acquisition of
                                      a Garden  Ridge retail store
                                      in  Woodlands, Texas.





                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 11, 2003     AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Patrick W Keene
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)