Form 10KSB
period 2003-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2004-03-30
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2003

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

The Issuer's revenues for year ended December 31, 2003 were $802,156.

As of February 29, 2004, there were 16,303.897 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,303,897.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes        No [X]

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996. The registrant is comprised of AEI Fund Management XXI, Inc. (AFM) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

Property Activity

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

        On May 14, 2001, the Partnership purchased a 25% interest in a Children's World daycare center in Plainfield, Illinois for $368,176. The property is leased to Knowledge Learning Enterprises, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $35,269. The remaining interests in the property were purchased by AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

        Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the years ended December 31, 2003 and 2002, the net gain was $53,648 and $49,514, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        During the fourth quarter of 2003, the Partnership sold 56.7837% of the Hollywood Video store in Muscle Shoals, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $871,473, which resulted in a net gain of $182,491. The total cost and related accumulated depreciation of the interests sold was $761,257 and $72,275, respectively.

        Subsequent to December 31, 2003, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $666,000, which resulted in a net gain of approximately $143,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of $160,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On August 27, 2003, the Partnership purchased a 32% interest in a Garden Ridge retail store in Woodlands, Texas for $2,661,132. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $301,611. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

        On December 10, 2003, the Partnership purchased a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for
$1,041,935.   The property is leased to Tia's Texas -  Alamo  LLC
under a Lease Agreement with a primary term of 15 years and annual rental payments of $105,570. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership.

        Subsequent to December 31, 2003, the Partnership sold its interest in the Tia's Tex-Mex restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,328,000, which resulted in a net gain of approximately $287,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

        On December 30, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longmont, Colorado for $1,293,405. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $107,992. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of the Razzoo's property owned by the Partnership is $1,447,068.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2003, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 88% of total rental revenue in 2003. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2004 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2003.

                         Total Property                   Annual    Annual
                Purchase  Acquisition                     Lease     Rent Per
   Property       Date       Costs        Lessee          Payment   Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                          Ohio Valley
 (.8729%)       12/10/97  $    14,580   Bistros, Inc.   $  1,562    $39.68

Hollywood Video Store                     Hollywood
 Saraland, AL                           Entertainment
 (3.08%)         1/26/99  $    42,439    Corporation    $  4,469    $19.38

Arby's Restaurant
 Homewood, AL                               RTM
 (.5877%)         7/9/99  $     8,184   Alabama, Inc    $    733    $38.30

Children's World                         Knowledge
 Daycare Center                          Learning
 Abingdon, MD    7/14/99  $ 1,051,772 Enterprises, Inc. $ 91,677    $12.36

Children's World                         Knowledge
 Daycare Center                          Learning
 Pearland, TX    7/14/99  $   943,416 Enterprises, Inc. $ 83,635    $11.01

Children's World
 Daycare Center                          Knowledge
 DePere, WI                              Learning
 (7.3845%)       7/14/99  $    87,687 Enterprises, Inc. $  7,839    $10.43

                                         Hollywood
Hollywood Video Store                  Entertainment
 Minot, ND       7/16/99  $ 1,330,000   Corporation     $129,168    $17.21


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                         Total Property                   Annual    Annual
                Purchase  Acquisition                     Lease     Rent Per
   Property       Date       Costs        Lessee          Payment   Sq. Ft.

Hollywood Video Store                    Hollywood
 Muscle Shoals, AL                     Entertainment
 (43.2163%)      8/26/99  $   579,370   Corporation     $ 56,034    $19.29

Tumbleweed Restaurant
 Fort Wayne, IN  8/31/99  $ 1,316,695 Tumbleweed, Inc.  $141,735    $23.80

Children's World
 Daycare Center                           Knowledge
 Golden, CO                               Learning
 (1.9962%)       9/28/00  $    33,528 Enterprises, Inc. $  3,310    $19.35

Children's World
 Daycare Center                           Knowledge
 Plainfield, IL                           Learning
 (.3154%)        5/14/01  $     4,645 Enterprises, Inc. $    445    $15.76

Razzoo's Restaurant
 Austin, TX
 (48.0%)         6/27/01  $ 1,544,214  Razzoo's, Inc.   $154,188    $32.78

Garden Ridge
 Retail Store
 Woodlands, TX                         Garden Ridge,
 (32.0%)         8/27/03  $ 2,661,132      L.P.         $301,611    $ 8.44

Tia's Tex-Mex
 Restaurant                                Tia's
 Killeen, TX                           Texas - Alamo,
 (50.0%)        12/10/03  $ 1,041,395      LLC          $105,570    $43.08

Johnny Carino's
 Restaurant
 Longmont, CO                          Kona Restaurant
 (50.0%)        12/30/03  $ 1,293,405    Group, Inc.    $107,992    $33.34

Champps Americana
 Restaurant
 West Chester, Ohio                       Champps
 (50.0%)                                 Operating
 (land only)(1) 12/06/02  $   477,551   Corporation     $50,600     $11.13

(1)  Restaurant was under construction as of December 31, 2003.

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income &
Growth Fund 24 LLC and unrelated third parties. The remaining interest in the Tia's Tex-Mex restaurant is owned by AEI Private Net Lease Millennium Fund Limited Partnership. The remaining interest in the Johnny Carino's restaurant is owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interests in the Hollywood Video stores in Saraland and Muscle Shoals, Alabama, the TGI Friday's restaurant, the Arby's restaurant, and the Children's World daycare centers in DePere, Wisconsin, Golden, Colorado, and Plainfield, Illinois are owned by unrelated third parties.

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

        The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants and the Garden Ridge retail store, which have Lease terms of 20 years and the Johnny Carino's restaurant which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store, the Tia's Tex-Mex restaurant and the Hollywood Video store in Saraland, Alabama, which have renewal options that may extend the Lease term an additional 20 years.

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

        Through December 31, 2003, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        As of December 31, 2003, there were 734 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During  2003, ten Limited Partners redeemed  a  total  of
190.39 Partnership Units for $143,963 in accordance with the Partnership Agreement. During 2002, six Limited Partners redeemed a total of 40.34 Partnership Units for $29,931. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 17 Limited Partners redeemed a total of 360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,452 and $925 in 2003 and 2002, respectively.

       Cash distributions of $26,642 and $31,243 were made to the General Partners and $1,124,043 and $1,144,867 were made to the Limited Partners in 2003 and 2002, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $390,000 and $200,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2003  and  2002,  the
Partnership recognized rental income from continuing operations of $802,156 and $859,729, respectively. In 2003, rental income decreased due to sales of five properties discussed below. This decrease in rental income was partially offset by additional rent received from three property acquisitions in 2002 and 2003 and rent increases on two properties.

        For the years ended December 31, 2003 and 2002, the Partnership incurred Partnership administration expenses from affiliated parties of $157,397 and $153,484, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,873 and $28,937, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents.
However,  rents  are  current through  March  31,  2004  and  the
Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of the Razzoo's property owned by the Partnership is $1,447,068.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to December 31, 2003, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership received rent for March and expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

        For the years ended December 31, 2003 and 2002, the Partnership recognized interest income of $112,601 and $19,153, respectively. In 2003, interest income increased mainly due to the Partnership receiving interest from construction advances and having more money invested in a money market account due to property sales.

        For the years ended December 31, 2003 and 2002, the Partnership recognized gain on sale of real estate from continuing operations of $360,215 and $389,454, respectively, from the sale of five properties. Since the Partnership retains an ownership interest in these properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

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

        Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the year ended December 31, 2002, the net gain was $10,891.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the years ended December 31, 2003 and 2002, the net gain was $53,648 and $49,514, respectively.

       During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $1,074,306, representing rental income less property management expenses and depreciation of $135,955 and gain on disposal of real estate of $938,351. For the year ended December 31, 2002, the Partnership recognized income from discontinued operations of $221,209, representing rental income less property management expenses and depreciation.

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

        During the fourth quarter of 2003, the Partnership sold 56.7837% of the Hollywood Video store in Muscle Shoals, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $871,473, which resulted in a net gain of $182,491. The total cost and related accumulated depreciation of the interests sold was $761,257 and $72,275, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Subsequent to December 31, 2003, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $666,000, which resulted in a net gain of approximately $143,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

        Subsequent to December 31, 2003, the Partnership sold its interest in the Tia's Tex-Mex restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,328,000, which resulted in a net gain of approximately $287,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

         In 2003, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in
2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.


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

Liquidity and Capital Resources

       During the year ended December 31, 2003, the Partnership's cash balances decreased $1,232,705 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2002, the Partnership's cash balances increased $1,228,132 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $957,776 in 2002 to $933,485 in 2003 as a result of a decrease in total rental and interest income and an increase in Partnership administration expenses in 2003, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2003 and 2002, the Partnership generated cash flow from the sale of real estate of $5,025,393 and $1,957,765, respectively. During the same periods, the Partnership expended $5,886,782 and $476,911, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of approximately $160,000. The remaining interest in the property is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        On August 27, 2003, the Company purchased a 32% interest in a Garden Ridge retail store in Woodlands, Texas for $2,661,132. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $301,611. The remaining interests in the property were purchased by AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC and AEI Real Estate Fund XV Limited Partnership, affiliates of the Partnership.

        On December 10, 2003, the Partnership purchased a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for
$1,041,935.   The property is leased to Tia's Texas -  Alamo  LLC
under a Lease Agreement with a primary term of 15 years and annual rental payments of $105,570. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership.

        On December 30, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longmont, Colorado for $1,293,405. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $107,992. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2003 and 2002, the Partnership declared distributions of $1,150,685 and $1,176,110, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,124,043 and $1,144,867 and the General Partners received distributions of $26,642 and $31,243 for the periods, respectively.

       During 2003 and 2002, the Partnership distributed $393,939 and $202,020 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions which represented a return of capital of $23.76 and $12.10 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, ten Limited Partners redeemed  a  total  of
190.39 Partnership Units for $143,963 in accordance with the Partnership Agreement. During 2002, six Limited Partners redeemed a total of 40.34 Partnership Units for $29,931. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 17 Limited Partners redeemed a total of 360.59 Partnership Units for $276,605. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,452 and $925 in 2003 and 2002, respectively.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2003 and 2002

Statements for the Years Ended December 31, 2003 and 2002:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





                 REPORT OF INDEPENDENT AUDITORS




To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2003 and 2002 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                      /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants


Minneapolis, Minnesota
January 23, 2004

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS
                                                   2003           2002
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   875,777    $ 2,108,482
  Receivables                                       44,191          3,563
                                                -----------    -----------
      Total Current Assets                         919,968      2,112,045
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,042,900      4,684,762
  Buildings and Equipment                        6,766,348      6,883,098
  Construction in Progress                         889,670          3,687
  Accumulated Depreciation                        (727,204)      (938,819)
                                                -----------    -----------
                                                10,971,714     10,632,728
  Real Estate Held for Sale                      1,564,145              0
                                                -----------    -----------
      Net Investments in Real Estate            12,535,859     10,632,728
                                                -----------    -----------
           Total  Assets                       $13,455,827    $12,744,773
                                                ===========    ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    77,508    $    11,613
  Distributions Payable                            281,412        287,113
                                                -----------    -----------
      Total Current Liabilities                    358,920        298,726
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                  12,908          3,792
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,326 and 16,516 Units outstanding in
   2003 and 2002, respectively                  13,083,999     12,442,255
                                                -----------    -----------
    Total Partners' Capital                     13,096,907     12,446,047
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $13,455,827    $12,744,773
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31

                                                    2003         2002

RENTAL INCOME                                  $   802,156    $   859,729

EXPENSES:
  Partnership Administration - Affiliates          157,397        153,484
  Partnership Administration and Property
     Management - Unrelated Parties                 30,873         28,937
  Depreciation                                     211,048        241,250
                                                -----------    -----------
      Total Expenses                               399,318        423,671
                                                -----------    -----------

OPERATING INCOME                                   402,838        436,058

OTHER INCOME:
  Interest Income                                  112,601         19,153
  Gain on Sale of Real Estate                      360,215        389,454
                                                -----------    -----------
      Total Other Income                           472,816        408,607
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  875,654        844,665

Income From Discontinued Operations              1,074,306        221,209
                                                -----------    -----------
NET INCOME                                     $ 1,949,960    $ 1,065,874
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $    40,210    $    34,315
  Limited Partners                               1,909,750      1,031,559
                                                -----------    -----------
                                               $ 1,949,960    $ 1,065,874
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $     52.23    $     49.39
   Discontinued Operations                           64.09          12.97
                                                -----------    ----------
         Total                                 $    116.32    $     62.36
                                                ===========    ==========
Weighted Average Units Outstanding                  16,418         16,542
                                                ===========    ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                  2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $ 1,949,960   $ 1,065,874

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  256,824       321,705
     Gain on Sale of Real Estate                (1,298,566)     (389,454)
     Increase in Receivables                       (40,628)       (3,563)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   65,895       (36,786)
                                                -----------   -----------
         Total Adjustments                      (1,016,475)     (108,098)
                                                -----------   -----------
       Net Cash Provided By
           Operating Activities                    933,485       957,776
                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                 (5,886,782)     (476,911)
     Proceeds from Sale of Real Estate           5,025,393     1,957,765
                                                -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                   (861,389)    1,480,854
                                                -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in Distributions Payable              (5,701)       (3,532)
     Distributions to Partners                  (1,150,685)   (1,176,110)
     Redemption Payments                          (148,415)      (30,856)
                                                -----------   -----------
       Net Cash Used For
          Financing Activities                  (1,304,801)   (1,210,498)
                                                -----------   -----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                      (1,232,705)    1,228,132

CASH AND CASH EQUIVALENTS, beginning of period   2,108,482       880,350
                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $   875,777   $ 2,108,482
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                             General     Limited                    Units
                             Partners    Partners       Total    Outstanding


BALANCE, December 31, 2001 $  1,645    $12,585,494  $12,587,139    16,556.63

  Distributions             (31,243)    (1,144,867)  (1,176,110)

  Redemption Payments         (925)        (29,931)     (30,856)      (40.34)

  Net Income                 34,315      1,031,559    1,065,874
                            --------    -----------  -----------  -----------
BALANCE, December 31, 2002    3,792     12,442,255   12,446,047    16,516.29

  Distributions             (26,642)    (1,124,043)  (1,150,685)

  Redemption Payments        (4,452)      (143,963)    (148,415)     (190.39)

  Net Income                 40,210      1,909,750    1,949,960
                            --------    -----------  -----------  -----------
BALANCE, December 31, 2003 $ 12,908    $13,083,999  $13,096,907    16,325.90
                            ========    ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(1)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc.
     (AFM), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. (AEI), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 2003 AND 2002

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2003  presentation.
       These   reclassifications  had  no  effect  on   Partners'
       capital, net income or cash flows.

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2002   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

(3)  Related Party Transactions -

       The Partnership owns a .8729% interest in a TGI Friday's restaurant. AEI Real Estate Fund XVII Limited Partnership, an affiliate of the Partnership, owned a 60.0% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owns a 1.9962% interest in a Children's World daycare center in Golden, Colorado. AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership, owned an 18% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2001 and 2002. The Partnership owns a .3154% interest in a Children's World daycare center in Plainfield, Illinois. AEI Real Estate Fund 85-A Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owns a 48.0% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited
       Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

     The Partnership owns a 32% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. At December 31, 2003, the Partnership owned a 50% interest in a Tia's Tex-Mex restaurant. The remaining interest in this property was owned by AEI Private Net Lease Millennium Fund Limited Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant. The remaining interest in this property is owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership. The Partnership owned a 23% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2003        2002
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 157,397    $ 153,484
                                                ========     ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.          $  39,043    $  35,564
                                                ========     ========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2003          2002
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership
  from the lessees in the amount of $13,355
  and $39,625 for 2003 and 2002, respectively. $  72,592    $ (32,776)
                                                ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $ 131,764    $  78,543
                                                ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants and the Garden Ridge retail store, which have Lease terms of 20 years and the Johnny Carino's restaurant which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants, which have renewal options that may extend the Lease term an additional 10 years and the Garden Ridge retail store, the Tia's Tex-Mex restaurant and the Hollywood Video store in Saraland, Alabama, which have renewal options that may extend the Lease terms an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video stores in Alabama and the Children's World daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The Children's World daycare center in Abingdon, Maryland was constructed in 1995 and acquired in 1999. The Children's World daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The Children's World daycare center in Golden, Colorado was constructed and acquired in 2000. The Children's World daycare center in Plainfield, Illinois and the Razzoo's restaurant were constructed and acquired in 2001. The Tia's Tex-Mex restaurant was constructed in 1998 and acquired in 2003. The Johnny Carino's restaurant was constructed in 1999 and acquired in 2003. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The remaining properties were constructed and acquired in 1999. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant will be completed in 2004. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2003  are   as
     follows:

                                         Buildings and            Accumulated
Property                         Land      Equipment       Total  Depreciation

TGI Friday's, Greensburg, PA  $     6,439  $     8,141  $    14,580 $   2,082
Hollywood Video, Saraland, AL      17,654       24,785       42,439     4,915
Arby's, Homewood, AL                4,396        3,788        8,184       921
Children's World, Abingdon, MD    208,416      843,356    1,051,772   150,398
Children's World, Pearland, TX    204,105      739,311      943,416   131,843
Children's World, DePere, WI       19,509       68,178       87,687    12,158
Hollywood Video, Minot, ND        619,597      710,403    1,330,000   126,689
Tumbleweed, Fort Wayne, IN        489,027      827,668    1,316,695   169,121
Children's World, Golden, CO        7,684       25,844       33,528     3,360
Children's World, Plainfield, IL    1,313        3,332        4,645       350
Razzoo's, Austin, TX              647,114      897,100    1,544,214    97,146
Garden Ridge, Woodlands, TX       779,712    1,881,420    2,661,132    28,221
Johnny Carino's, Longmont, CO     560,383      733,022    1,293,405         0
Champps Americana,
  West Chester, Ohio              477,551            0      477,551         0
                               -----------  -----------  ----------- --------
                              $ 4,042,900  $ 6,766,348  $10,809,248 $ 727,204
                               ===========  ===========  =========== ========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

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

     Through December 31, 2002, the Partnership sold 38.0038% of the Children's World in Golden, Colorado, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $790,102, which resulted in a net gain of $164,893. The total cost and related accumulated depreciation of the interests sold was $638,318 and $13,109, respectively. For the year ended December 31, 2002, the net gain was $10,891.

     During 2002, the Partnership sold 39.1271% of the TGI Friday's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $789,247, which resulted in a net gain of $208,061. The total cost and related accumulated depreciation of the interests sold was $653,564 and $72,378, respectively.

     Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the years ended December 31, 2003 and 2002, the net gain was $53,648 and $49,514, respectively.

     During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

     During 2003 and 2002, the Partnership distributed $393,939 and $202,020 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $23.76 and $12.10 per Limited Partnership Unit, respectively. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $477,551, including acquisition expenses. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003 and 2002, the Partnership had advanced $889,670 and $3,687, respectively, for the construction of the property and was charging interest on the advances at a rate of 10.0%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $1,600,000. Subsequent to December 31, 2003, the construction was completed and the Lease Agreement was amended to require annual rental payments of approximately $160,000.

     On August 27, 2003, the Company purchased a 32% interest in a Garden Ridge retail store in Woodlands, Texas for $2,661,132. The property is leased to Garden Ridge, L.P. under a Lease Agreement with a primary term of 20 years and annual rental payments of $301,611.

     Subsequent to December 31, 2003, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. It is possible GR will attempt to negotiate a rent reduction or other concessions for this site. GR was current on rent through January 2004. The rent for February is considered a pre-petition obligation, which will be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

     On December 30, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longmont, Colorado for $1,293,405. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $107,992.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At December 31, 2003, the book value of the Razzoo's property owned by the Partnership is $1,447,068.

     For properties owned as of December 31, 2003, the minimum future rent payments required by the leases are as follows:

                       2004           $ 1,241,361
                       2005             1,243,027
                       2006             1,245,699
                       2007             1,248,398
                       2008             1,261,728
                       Thereafter      10,677,271
                                       ----------
                                      $16,917,484
                                       ==========

     There were no contingent rents recognized in 2003 or 2002.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (5) Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 2003       2002
        Tenants                Industry

     Hollywood
      Entertainment Corporation  Retail       $ 262,136  $  312,827
     Knowledge Learning
        Enterprises, Inc.        Child Care     209,826     298,822
     Razooo's, Inc.              Restaurant     153,425     152,662
     Tumbleweed, Inc.            Restaurant     139,882     137,139
     Garden Ridge, L.P.          Retail         104,591         N/A
     RTM Alabama, Inc.           Restaurant         N/A     122,577
                                               ---------  ----------

     Aggregate rent revenue of major tenants  $ 869,860  $1,024,027
                                               =========  ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue              88%         88%
                                               =========  ==========

 (6) Discontinued Operations -

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(6)  Discontinued Operations - (Continued)

     During the fourth quarter of 2003, the Partnership sold 56.7837% of the Hollywood Video store in Muscle Shoals, Alabama, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $871,473, which resulted in a net gain of $182,491. The total cost and related accumulated depreciation of the interests sold was $761,257 and $72,275, respectively.

     Subsequent to December 31, 2003, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $666,000, which resulted in a net gain of approximately $143,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

     On December 10, 2003, the Partnership purchased a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for $1,041,935. The property is leased to Tia's Texas - Alamo LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $105,570.

     Subsequent to December 31, 2003, the Partnership sold its interest in the Tia's Tex-Mex restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of approximately $1,328,000, which resulted in a net gain of approximately $287,000. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2003         2002

     Rental Income                           $   189,901   $  308,291
     Property Management Expenses                 (8,170)      (6,627)
     Depreciation                                (45,776)     (80,455)
     Gain on Disposal of Real Estate             938,351            0
                                              -----------   -----------
        Income from Discontinued Operations  $ 1,074,306   $  221,209
                                              ===========   ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(7)  Partners' Capital -

     Cash distributions of $26,642 and $31,243 were made to the General Partners and $1,124,043 and $1,144,867 were made to the Limited Partners for the years ended December 31, 2003 and 2002, respectively. The Limited Partners' distributions represent $68.46 and $69.21 per Limited Partnership Unit outstanding using 16,418 and 16,542 weighted average Units in 2003 and 2002, respectively. The distributions represent $68.46 and $60.55 per Unit of Net Income and $-0- and $8.66 per Unit of return of contributed capital in 2003 and 2002, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $390,000 and $200,000 of proceeds from property sales in 2003 and 2002, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During 2003, ten Limited Partners redeemed a total of 190.39 Partnership Units for $143,963 in accordance with the
     Partnership  Agreement.  During 2002, six  Limited  Partners
     redeemed a total of 40.34 Partnership Units for $29,931. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,452 and $925 in 2003 and 2002, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $967.65 per original $1,000 invested.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

 (8) Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2003        2002
     Net Income for Financial
      Reporting Purposes                  $1,949,960   $1,065,874

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      76,019       92,832

     Amortization of Start-Up and
      Organization Costs                     (61,399)     (65,032)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes       (92,088)     (30,183)
                                           -----------  -----------
           Taxable Income to Partners     $1,872,492   $1,063,491
                                           ===========  ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2003 AND 2002

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2003          2002
     Partners' Capital for
      Financial Reporting Purposes          $13,096,907    $12,446,047

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                        216,460        232,528

     Capitalized Start-Up Costs
      Under Section 195                         277,805        319,994

     Amortization of Start-Up and
      Organization Costs                       (266,662)      (247,451)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes        2,424,726      2,424,726
                                             -----------    -----------
           Partners' Capital for
              Tax Reporting Purposes        $15,749,236    $15,175,844
                                             ===========    ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2003                    2002
                           Carrying       Fair      Carrying       Fair
                            Amount        Value      Amount        Value

     Money Market Funds   $  875,777  $ 875,777  $ 2,108,482   $ 2,108,482
                           ----------  ---------  -----------   -----------
       Total Cash and
         Cash Equivalents $  875,777  $ 875,777  $ 2,108,482   $ 2,108,482
                           ==========  =========  ===========   ===========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (AFM), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Robert P. Johnson, age 59, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2004. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 44, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2004. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

       Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson. Mr. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

        Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the
Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. With the exception of Patrick Keene, who filed his initial report on Form 3 late, based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management, and property sales services. The amount and nature of such payments are detailed in Item 12 of this annual report on Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2004:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            22           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

*   Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2003 and 2002.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2003, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2003.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method         Inception (July 31, 1996)
Compensation               of Compensation           To December 31, 2003

AEI Securities, Inc.  Selling Commissions equal to          $1,691,722
                      8% of proceeds plus a 2%
                      nonaccountable expense allowance,
                      most of which was reallowed to
                      Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  358,105
Affiliates            Acquisition Expenses


General Partners and  Reimbursement at Cost for all         $1,184,505
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

ITEM   12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
(Continued)

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method         Inception (July 31, 1996)
Compensation               of Compensation           To December 31, 2003

General Partners and  Reimbursement at Cost for all         $  353,872
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      3% of Net Cash Flow in any            $  184,641
                      fiscal year.

General Partners      1% of distributions of Net            $   11,307
                      Proceeds of Sale until
                      Limited Partners have received an
                      amount equal to (a) their Adjusted
                      Capital Contributions,  plus (b) an
                      amount equal to 9% of their Adjusted
                      Capital Contributions per annum,
                      cumulative but not compounded, to the
                      extent  not   previously distributed.
                      10%  of  distributions of Net Proceeds
                      of  Sale thereafter.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

             A.   Exhibits -
                              Description

     3.1 Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 of the registrant's Registration
     Statement  on Form SB-2 filed September 13, 1996  [File  No.
     333-5604]).

     3.2 Restated Limited Partnership Agreement to the Prospectus (incorporated by reference to Exhibit A of Amendment No. 2 of the registrant's Registration Statement on Form SB-2 filed August 21, 1997 [File No. 333-5604]).

     10.1 Net Lease Agreement dated December 10, 1997 between the Partnership, and AEI Real Estate Fund XVII Limited Partnership and Ohio Valley Bistros, Inc. relating to the Property at #1507, Rural Route #6, Greensburg, Pennsylvania (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 18, 1997).

     10.2 Net Lease Agreement dated November 20, 1998 between the Partnership and RTM Alabama, Inc. relating to the Property at 159 State Farm Parkway, Homewood, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed March 12, 1999).

     10.3  Net  Lease Agreement dated November 25,  1998  between
     the   Partnership  and  Tumbleweed,  Inc.  relating  to  the
     Property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.13 of Form 10-KSB filed March 12, 1999).

     10.4 Assignment of Lease Agreement dated January 12, 1999 between the Partnership and Centurion Video, Ltd. relating to the Property at 1097 Industrial Parkway, Saraland, Alabama (incorporated by reference to Exhibit 10.14 of Form 10-KSB filed March 12, 1999).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                            Description

     10.5 Assignment and Assumption of Lease dated June 29, 1999 between the Partnership and Magnum Video I, Inc. relating to the Property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.9 of Form 8-K filed July 26, 1999).

     10.6 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 3325 Trellis Lane, Abingdon, Maryland (incorporated by reference to Exhibit 10.5 of Form 8-K filed July 26, 1999).

     10.7 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 2325 County Road 90 Pearland, Texas (incorporated by reference to Exhibit 10.6 of Form 8-K filed July 26, 1999).

     10.8 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 1553 Arcadian Drive, DePere, Wisconsin (incorporated by reference to Exhibit 10.7 of Form 8-K filed July 26, 1999).

     10.9 First Amendment to Net Lease Agreement dated July 9, 1999 between the Partnership and RTM Alabama, Inc. relating to the Property at 159 State Farm Parkway, Homewood, Alabama (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 20, 1999).

     10.10 Assignment of Lease dated August 26, 1999 between the Partnership and NOM Muscle Shoals, Ltd. relating to the Property at 1304 Woodward Avenue, Muscle Shoals, Alabama (incorporated by reference to Exhibit 10.11 of Form 10-QSB filed November 8, 1999).

     10.11 First Amendment to Net Lease Agreement dated August 31, 1999, between the Partnership and Tumbleweed, Inc. relating to the Property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 1, 1999).

     10.12 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed August 2, 2000).

     10.13 Net Lease Agreement dated September 28, 2000 between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership, AEI Private Net Lease Fund 1998 Limited Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 7, 2000).

     10.14 Net Lease Agreement dated May 14, 2001 between the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
     10.3 of Form 10-QSB filed August 7, 2001).

     10.15 First Amendment to Net Lease Agreement dated June 27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed August 7,
     2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  (Continued)

             A.   Exhibits -
                            Description

     10.16 Development Financing Agreement dated December 6, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
     Exhibit 10.24 of Form 10-KSB filed March 21, 2003).

     10.17 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit
     10.25 of Form 10-KSB filed March 21, 2003).

     10.18 Assignment of Purchase Agreement dated August 19, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

     10.19 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.20 Assignment of Purchase Agreement dated November 12, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas (incorporated by reference to
     Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

     10.21 Net Lease Agreement dated December 10, 2003 between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Tia's Texas - Alamo, LLC relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas.

     10.22 Assignment of Agreement of Sale and First Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc.
     relating  to  the  Property at 2033  Ken  Pratt  Boulevard.,
     Longmont, Colorado.

     10.23 Net Lease Agreement dated December 30, 2003 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado.

     10.24 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 21,
     2004).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.


              B.   Reports on Form 8-K -    None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2003 and 2002:

     Fee Category                             2003        2002

     Audit Fees                           $   9,433   $ 10,425
     Audit-Related Fees                         564          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $   9,997   $ 10,425
                                           =========   ========

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

Tax Fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services other than the services reported above.


Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.

                              SIGNATURES

        In  accordance with Section 13 or 15(d) of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AEI INCOME & GROWTH FUND XXII
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 19, 2004                 By:/s/ Robert P Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                               Title                         Date


/s/Robert P Johnson   President (Principal Executive Officer) March 19, 2004
   Robert P.Johnson   and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer  and  Treasurer March 19, 2004
   Patrick W.Keene    (Principal Accounting Officer)