Form 10QSB
period 2004-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2004-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2004 and December 31, 2003

         Statements for the Periods ended March 31, 2004 and 2003:

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

         Signatures



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS

                                                      2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,636,492    $   875,777
  Receivables                                               0         44,191
                                                   -----------    -----------
      Total Current Assets                          2,636,492        919,968
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,080,987      4,042,900
  Buildings and Equipment                           7,820,594      6,766,348
  Construction in Progress                                  0        889,670
  Accumulated Depreciation                           (806,649)      (727,204)
                                                   -----------    -----------
                                                   11,094,932     10,971,714
  Real Estate Held for Sale                                 0      1,564,145
                                                   -----------    -----------
      Net Investments in Real Estate               11,094,932     12,535,859
                                                   -----------    -----------
           Total  Assets                          $13,731,424    $13,455,827
                                                   ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    40,174    $    77,508
  Distributions Payable                               279,731        281,412
  Unearned Rent                                         8,999              0
                                                   -----------    -----------
      Total Current Liabilities                       328,904        358,920
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     13,994         12,908
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,326 Units outstanding                        13,388,526     13,083,999
                                                   -----------    -----------
      Total Partners' Capital                      13,402,520     13,096,907
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $13,731,424    $13,455,827
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2004           2003

RENTAL INCOME                                     $   268,432    $   187,501

EXPENSES:
   Partnership  Administration  -  Affiliates          39,594         52,148
   Partnership Administration  and Property
      Management - Unrelated Parties                   12,467         12,286
   Depreciation                                        79,445         49,295
                                                   -----------    -----------
        Total Expenses                                131,506        113,729
                                                   -----------    -----------

OPERATING INCOME                                      136,926         73,772

OTHER INCOME:
  Interest Income                                       8,480          8,954
  Gain on Sale of Real Estate                               0        298,050
                                                   -----------    -----------
      Total Other Income                                8,480        307,004
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     145,406        380,776

Income from Discontinued Operations                   444,596         56,561
                                                   -----------    -----------
NET INCOME                                        $   590,002    $   437,337
                                                   ===========    ===========
NET INCOME ALLOCATED:
   General Partners                               $     9,012    $     7,160
   Limited Partners                                   580,990        430,177
                                                   -----------    -----------
                                                  $   590,002    $   437,337
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                          $      8.64    $     22.73
   Discontinued Operations                              26.95           3.32
                                                   -----------    -----------
         Total                                    $     35.59    $     26.05
                                                   ===========    ===========
Weighted Average Units Outstanding                     16,326         16,516
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   590,002    $   437,337

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      79,445         69,410
     Gain on Sale of Real Estate                     (434,401)      (298,050)
     (Increase) Decrease in Receivables                44,191        (14,989)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     (37,334)        45,151
     Increase in Unearned Rent                          8,999          8,343
                                                   -----------    -----------
       Total Adjustments                             (339,100)      (190,135)
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       250,902        247,202
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                         (202,663)      (224,354)
  Proceeds from Sale of Real Estate                 1,998,546      1,499,486
                                                   -----------    -----------
       Net Cash Provided By
           Investing Activities                     1,795,883      1,275,132
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                    (1,681)             0
  Distributions to Partners                          (284,389)      (291,852)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                      (286,070)      (291,852)
                                                   -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                             1,760,715      1,230,482

CASH AND CASH EQUIVALENTS, beginning of  period       875,777      2,108,482
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,636,492    $ 3,338,964
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002 $  3,792   $12,442,255   $12,446,047    16,516.29

  Distributions              (7,342)     (284,510)     (291,852)

  Net Income                  7,160       430,177       437,337
                            --------   -----------   -----------  -----------
BALANCE, March 31, 2003    $  3,610   $12,587,922   $12,591,532    16,516.29
                            ========   ===========   ===========  ===========


BALANCE, December 31, 2003 $ 12,908   $13,083,999   $13,096,907    16,325.90

  Distributions              (7,926)     (276,463)     (284,389)

  Net Income                  9,012       580,990       590,002
                            --------   -----------   -----------  -----------
BALANCE, March 31, 2004    $ 13,994   $13,388,526   $13,402,520    16,325.90
                            ========   ===========   ===========  ===========

     The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2004 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the three months ended March 31, 2003, the net gain was $53,648.

     During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively. For the three months ended March 31, 2003, the net gain was $244,402.

     During the first three months of 2004 and 2003, the Partnership distributed $30,303 and $70,707 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.84 and $4.24 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On  December  6,  2002,  the  Partnership  purchased  a  50%
     interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the
     lessor.   Through  December 31, 2003,  the  Partnership  had
     advanced $889,670 for construction of the property. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $160,000. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,569,884. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR has verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Partnership is gathering market information about the site to prepare a counter-proposal. With the exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

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

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $1,437,353.

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

     During the first quarter of 2004, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $668,266, which resulted in a net gain of $144,885. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

     On December 10, 2003, the Partnership purchased a 50% interest in a Tia's Tex-Mex restaurant in Killeen, Texas for $1,041,935. The property was leased to Tia's Texas - Alamo LLC under a Lease Agreement with a primary term of 15 years and annual rental payments of $105,570. The remaining interest in the property was purchased by AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership.

     During the first quarter of 2004, the Partnership sold its interest in the Tia's Tex-Mex restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,330,280, which resulted in a net gain of $289,516. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                   2004        2003

     Rental Income                              $   10,381   $  77,216
     Property Management Expenses                     (186)       (540)
     Depreciation                                        0     (20,115)
     Gain on Disposal of Real Estate               434,401           0
                                                 ----------   ---------
          Income from Discontinued Operations   $  444,596   $  56,561
                                                 ==========   =========

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

Results of Operations

        For the three months ended March 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $268,432 and $187,501, respectively. In 2004, rental income increased due to additional rent received from four property acquisitions in 2003 and 2004 and rent increases on two properties. These increases were partially offset by a decrease in rental income due to sales of two properties discussed below.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $39,594 and $52,148, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,467 and $12,286, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through May 31, 2004 and the Partnership holds a personal guarantee from the majority shareholder of the lessee for payment of all rents. The personal guarantee expires on June 27, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. At March 31, 2004, the book value of this property was $1,437,353.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has stated their intent to close eight of 44 stores and attempt to renegotiate lease terms for certain other stores. The Woodlands store was not identified as one of the eight to be closed and GR verbally communicated that they are interested in confirming the Lease for this site. In April 2004, GR submitted a written proposal requesting a 28% reduction in monthly rent. The Partnership is gathering market information about the site to prepare a counter-proposal. With the exception of February, GR was current on all rents due through May 2004. The rent for February is considered a pre-petition obligation, which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR must comply with all Lease terms. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs required to maintain the property.

        For the three months ended March 31, 2004 and 2003, the Partnership recognized interest income of $8,480 and $8,954, respectively.

       For the three months ended March 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $298,050 from the sale of two properties. Since the Partnership retains an ownership interest in the properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the three months ended March 31, 2003, the net gain was $53,648.

       During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively. For the three months ended March 31, 2003, the net gain was $244,402.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2004, the Partnership recognized income from discontinued operations of $444,596, representing rental income less property management expenses of $10,195 and gain on disposal of real estate of $434,401. For the three months ended March 31, 2003, the Partnership recognized income from discontinued operations of $56,561, representing rental income less property management expenses and depreciation.

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

       During the first quarter of 2004, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $668,266, which resulted in a net gain of $144,885. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first quarter of 2004, the Partnership sold its interest in the Tia's Tex-Mex restaurant in Killeen, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,330,280, which resulted in a net gain of $289,516. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

        In 2003 and the first quarter of 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability during the remainder of 2004 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2004, the Partnership's cash balances increased $1,760,715 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2003, the Partnership's cash balances increased $1,230,482 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $247,202 in 2003 to $250,902 in 2004 as a result of an increase in total rental and interest income and a decrease in Partnership administration and property management expenses in 2004, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,998,546 and $1,499,486, respectively. During the same periods, the Partnership expended $202,663 and $224,354, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and annual rental payments of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. Through December 31, 2003, the Partnership had advanced $889,670 for construction of the property. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require annual rental payments of $160,000. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,569,884. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2004 and 2003, the Partnership declared distributions of $284,389 and $291,852, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $276,463 and $284,510 and the General Partners received distributions of $7,926 and $7,342 for the periods, respectively.

        During the first three months of 2004 and 2003, the Partnership distributed $30,303 and $70,707 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $1.84 and $4.24 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2003, ten Limited Partners redeemed  a  total  of
190.39 Partnership Units for $143,963 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 23 Limited Partners redeemed 400.93 Partnership Units for $306,536. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,452 in 2003.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form  8-K - During  the quarter  ended
                                       March   31,   2004,    the
                                       Partnership filed  a  Form
                                       8-K dated January 21,2004,
                                       reporting  the acquisition
                                       of  a    Champps Americana
                                       restaurant    in      West
                                       Chester, Ohio.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 11, 2004          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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