Form 10QSB
period 2004-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2004-08-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of June 30, 2004 and December 31, 2003

         Statements for the Periods ended June 30, 2004 and 2003:

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

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                              ASSETS
                                                    2004           2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $ 2,468,991    $   875,777
  Receivables                                       59,272         44,191
                                                -----------    -----------
      Total Current Assets                       2,528,263        919,968
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,080,987      4,042,900
  Buildings and Equipment                        7,820,594      6,766,348
  Construction in Progress                               0        889,670
  Property Acquisition Costs                        28,459              0
  Accumulated Depreciation                        (887,962)      (727,204)
                                                -----------    -----------
                                                11,042,078     10,971,714
  Real Estate Held for Sale                              0      1,564,145
                                                -----------    -----------
      Net Investments in Real Estate            11,042,078     12,535,859
                                                -----------    -----------
           Total  Assets                       $13,570,341    $13,455,827
                                                ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    57,329    $    77,508
  Distributions Payable                            279,304        281,412
  Unearned Rent                                     15,576              0
                                                -----------    -----------
      Total Current Liabilities                    352,209        358,920
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   9,472         12,908
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,303 and 16,326 Units outstanding in
   2004 and 2003, respectively                  13,208,660     13,083,999
                                                -----------    -----------
      Total Partners' Capital                   13,218,132     13,096,907
                                                -----------    -----------
       Total Liabilities and Partners' Capital $13,570,341    $13,455,827
                                                ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                Three Months Ended       Six Months Ended
                               6/30/04      6/30/03     6/30/04      6/30/03

RENTAL INCOME                  $ 290,614   $ 175,266   $ 559,046   $  362,768

EXPENSES:
   Partnership Administration -
    Affiliates                    41,733      27,064      81,327       79,212
   Partnership Administration
    and Property Management -
    Unrelated Parties             55,190      16,001      67,799       28,287
   Depreciation                   81,313      45,309     160,758       94,605
                                ---------   ---------   ---------   ----------
        Total Expenses           178,236      88,374     309,884      202,104
                                ---------   ---------   ---------   ----------

OPERATING INCOME                 112,378      86,892     249,162      160,664

OTHER INCOME:
   Interest Income                 6,429      26,496      14,909       35,450
   Gain on Sale of Real Estate         0           0           0      298,050
                                ---------   ---------   ---------   ----------
        Total Other Income         6,429      26,496      14,909      333,500
                                ---------   ---------   ---------   ----------
INCOME FROM CONTINUING
   OPERATIONS                    118,807     113,388     264,071      494,164

Income from Discontinued Operations    0     784,391     444,738      840,952
                                ---------   ---------   ---------   ----------
NET INCOME                     $ 118,807   $ 897,779   $ 708,809   $1,335,116
                                =========   =========   =========   ==========
NET INCOME ALLOCATED:
   General Partners            $   3,564   $  14,042   $  12,576   $   21,202
   Limited Partners              115,243     883,737     696,233    1,313,914
                                ---------   ---------   ---------   ----------
                               $ 118,807   $ 897,779   $ 708,809   $1,335,116
                                =========   =========   =========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    7.07   $    6.70   $   15.70   $    29.54
   Discontinued Operations           .00       47.14       26.97        50.26
                                ---------   ---------   ---------   ----------
        Total                  $    7.07   $   53.84   $   42.67   $    79.80
                                =========   =========   =========   ==========
Weighted Average Units
  Outstanding                     16,303      16,414      16,315       16,465
                                =========   =========   =========   ==========
The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                      2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   708,809     $ 1,335,116

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    160,758         125,694
     Gain on Sale of Real Estate                    (434,401)     (1,053,910)
     Increase in Receivables                         (15,081)        (43,319)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (20,179)         (1,459)
     Increase in Unearned Rent                        15,576               0
                                                  -----------     -----------
       Total Adjustments                            (293,327)       (972,994)
                                                  -----------     -----------
       Net Cash Provided By
          Operating Activities                       415,482         362,122
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (231,122)       (859,857)
  Proceeds from Sale of Real Estate                1,998,546       3,870,225
                                                  -----------     -----------
       Net Cash Provided By
          Investing Activities                     1,767,424       3,010,368
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (2,108)         (5,015)
  Distributions to Partners                         (568,357)       (578,677)
  Redemption Payments                                (19,227)        (78,970)
                                                  -----------     -----------
       Net Cash Used For
          Financing Activities                      (589,692)       (662,662)
                                                  -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS          1,593,214       2,709,828

CASH  AND  CASH  EQUIVALENTS, beginning of period    875,777       2,108,482
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,468,991     $ 4,818,310
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $   3,792   $12,442,255  $12,446,047   16,516.29

  Distributions               (12,108)     (566,569)    (578,677)

  Redemption Payments          (2,369)      (76,601)     (78,970)    (102.29)

  Net Income                   21,202     1,313,914    1,335,116
                             ---------   -----------  ----------- -----------
BALANCE, June 30, 2003      $  10,517   $13,112,999  $13,123,516   16,414.00
                             =========   ===========  =========== ===========


BALANCE, December 31, 2003  $  12,908   $13,083,999  $13,096,907   16,325.90

  Distributions               (15,435)     (552,922)    (568,357)

  Redemption Payments            (577)      (18,650)     (19,227)     (22.50)

  Net Income                   12,576       696,233      708,809
                             ---------   -----------  ----------- -----------
BALANCE, June 30, 2004      $   9,472   $13,208,660  $13,218,132   16,303.40
                             =========   ===========  =========== ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2004

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

     During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively. For the six months ended June 30, 2003, the net gain was $244,402.

     During the first six months of 2004 and 2003, the Partnership distributed $80,808 and $262,626 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.91 and $15.82 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

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

     Subsequent to June 30, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for approximately $1,510,800. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $1,427,638.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended       Six Months Ended
                              6/30/04      6/30/03    6/30/04      6/30/03

Rental Income                 $     0  $  46,317    $  10,381    $ 123,532
Property Management Expenses        0     (6,811)         (44)      (7,351)
Depreciation                        0    (10,975)           0      (31,089)
Gain on Disposal of Real Estate     0    755,860      434,401      755,860
                               -------  ---------    ---------    ---------
   Income from Discontinued
    Operations                $     0  $ 784,391    $ 444,738    $ 840,952
                               =======  =========    =========    =========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership recognized rental income from continuing operations of $559,046 and $362,768, respectively. In 2004, rental income increased due to additional rent received from three property acquisitions in 2003 and 2004 and rent increases on two properties. These increases were partially offset by a decrease in rental income due to sales of two properties discussed below.

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership incurred Partnership administration expenses from affiliated parties of $81,327 and $79,212, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $67,799 and $28,287, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's and Garden Ridge situations discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they are experiencing financial difficulty and may not be able to pay future rents. However, rents are current through August 31, 2004. Due to this notification, the Partnership is evaluating the lease and property value and has decided that it is premature to recognize an impairment loss at this time. It is reasonably possible that this decision may change in the future. The Partnership held a personal guarantee, which expired on June 27, 2004, from the majority shareholder of the lessee for payment of all rents. At June 30, 2004, the book value of this property was $1,427,638.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR has reported rejecting the leases of nine of 44 stores and said that is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that will induce GR to confirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the exception of February, GR has made all rental payments due through August 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is confirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the six months ended June 30, 2004 and 2003, the Partnership recognized interest income of $14,909 and $35,450, respectively. In 2004, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the six months ended June 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $298,050 from the sale of two properties. Since the Partnership retains an ownership interest in the properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

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

       During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively. For the six months ended June 30, 2003, the net gain was $244,402.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $444,738, representing rental income less property management expenses of $10,337 and gain on disposal of real estate of $434,401. For the six months ended June 30, 2003, the Partnership recognized income from discontinued operations of $840,952, representing rental income less property management expenses and depreciation of $85,092 and gain on disposal of real estate of $755,860.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2004, the Partnership's cash balances increased $1,593,214 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2003, the Partnership's cash balances increased $2,709,828 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $362,122 in 2003 to $415,482 in 2004 as a result of an increase in total rental and interest income in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2004.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,998,546 and $3,870,225, respectively. During the same periods, the Partnership expended $231,122 and $859,857, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Subsequent to June 30, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for approximately $1,510,800. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

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

        For  the  six  months ended June 30, 2004 and  2003,  the
Partnership declared distributions of $568,357 and $578,677, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $552,922 and $566,569 and the General Partners received distributions of $15,435 and $12,108 for the periods, respectively.

        During the first six months of 2004 and 2003, the Partnership distributed $80,808 and $262,626 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $4.91 and $15.82 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On April 1, 2004, two Limited Partners redeemed a total of
22.5 Partnership Units for $18,650 in accordance with the Partnership Agreement. On April 1, 2003, five Limited Partners redeemed a total of 102.29 Partnership Units for $76,601. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 23 Limited Partners redeemed 400.93 Partnership Units for $306,536. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $577 and $2,369 in 2004 and 2003, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

    10.1 Assignment of Purchase Agreement dated May 13, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29, 2004).

    10.2 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 29, 2004).

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

Dated:  August 10, 2004       AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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