Form 10QSB
period 2004-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2004-11-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2004

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2004 and December 31, 2003

          Statements for the Periods ended September 30, 2004 and 2003:

           Income

           Cash Flows

           Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                           (Unaudited)

                             ASSETS
                                                    2004            2003
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   904,026      $   875,777
  Receivables                                       59,272           44,191
                                                -----------      -----------
      Total Current Assets                         963,298          919,968
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,583,727        4,042,900
  Buildings and Equipment                        8,848,480        6,766,348
  Construction in Progress                               0          889,670
  Accumulated Depreciation                        (975,991)        (727,204)
                                                -----------      -----------
                                                12,456,216       10,971,714
  Real Estate Held for Sale                              0        1,564,145
                                                -----------      -----------
      Net Investments in Real Estate            12,456,216       12,535,859
                                                -----------      -----------
           Total  Assets                       $13,419,514      $13,455,827
                                                ===========      ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     9,492      $    77,508
  Distributions Payable                            278,471          281,412
  Unearned Rent                                      9,691                0
                                                -----------      -----------
      Total Current Liabilities                    297,654          358,920
                                                -----------      -----------
PARTNERS' CAPITAL:
  General Partners                                   8,403           12,908
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,303 and 16,326 Units outstanding in
   2004 and 2003, respectively                  13,113,457       13,083,999
                                                -----------      -----------
      Total Partners' Capital                   13,121,860       13,096,907
                                                -----------      -----------
       Total Liabilities and Partners' Capital $13,419,514      $13,455,827
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                 Three Months Ended        Nine Months Ended
                               9/30/04        9/30/03    9/30/04       9/30/03

RENTAL INCOME                $  329,342    $  196,065   $  888,388  $  558,833

EXPENSES:
   Partnership Administration -
     Affiliates                  38,273        45,027      119,600     124,239
   Partnership Administration
     and Property Management -
     Unrelated Parties           19,334         4,355       83,852      32,642
   Depreciation                  88,029        53,775      248,787     148,380
                              ----------    ----------   ----------  ---------
        Total Expenses          145,636       103,157      452,239     305,261
                              ----------    ----------   ----------  ---------

OPERATING INCOME                183,706        92,908      436,149     253,572

OTHER INCOME:
   Interest Income                3,157        36,981       18,066      72,431
   Gain on Sale of Real Estate        0        62,165            0     360,215
                              ----------    ----------   ----------  ---------
        Total Other Income        3,157        99,146       18,066     432,646
                              ----------    ----------   ----------  ---------
INCOME FROM CONTINUING
   OPERATIONS                   186,863       192,054      454,215     686,218

Income from
  Discontinued Operations             0        24,121      441,457     865,073
                              ----------    ----------   ----------  ---------
NET INCOME                   $  186,863    $  216,175   $  895,672  $1,551,291
                              ==========    ==========   ==========  =========
NET INCOME ALLOCATED:
   General Partners          $    5,606    $    7,759   $   18,182  $   28,961
   Limited Partners             181,257       208,416      877,490   1,522,330
                              ----------    ----------   ----------  ---------
                             $  186,863    $  216,175   $  895,672  $1,551,291
                              ==========    ==========   ==========  =========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations     $    11.12    $    11.27   $    27.01  $    40.94
   Discontinued Operations            0          1.43        26.79       51.61
                              ----------    ----------   ----------  ---------
        Total                $    11.12    $    12.70   $    53.80  $    92.55
                              ==========    ==========   ==========  =========
Weighted Average
  Units Outstanding              16,303        16,414       16,311      16,448
                              ==========    ==========   ==========  =========
The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   895,672     $ 1,551,291

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    248,787         186,872
     Gain on Sale of Real Estate                    (434,401)     (1,116,075)
     Increase in Receivables                         (15,081)        (44,688)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (68,016)          6,836
     Increase in Unearned Rent                         9,691               0
                                                  -----------     -----------
       Total Adjustments                            (259,020)       (967,055)
                                                  -----------     -----------
       Net Cash Provided By
          Operating Activities                       636,652         584,236
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,733,289)     (3,521,640)
  Proceeds from Sale of Real Estate                1,998,546       4,153,920
                                                  -----------     -----------
       Net Cash Provided By
          Investing Activities                       265,257         632,280
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (2,941)         (5,884)
  Distributions to Partners                         (851,492)       (864,577)
  Redemption Payments                                (19,227)        (78,970)
                                                  -----------     -----------
       Net Cash Used For
          Financing Activities                      (873,660)       (949,431)
                                                  -----------     -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                               28,249         267,085

CASH AND CASH EQUIVALENTS, beginning of period       875,777       2,108,482
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period         $   904,026     $ 2,375,567
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2002  $  3,792    $12,442,255  $12,446,047    16,516.29

  Distributions              (19,271)      (845,306)    (864,577)

  Redemption Payments         (2,369)       (76,601)     (78,970)     (102.29)

  Net Income                  28,961      1,522,330    1,551,291
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2003 $ 11,113    $13,042,678  $13,053,791    16,414.00
                             ========    ===========  ===========  ===========


BALANCE, December 31, 2003  $ 12,908    $13,083,999  $13,096,907    16,325.90

  Distributions              (22,110)      (829,382)    (851,492)

  Redemption Payments           (577)       (18,650)     (19,227)      (22.50)

  Net Income                  18,182        877,490      895,672
                             --------    -----------  -----------  -----------
BALANCE, September 30, 2004 $  8,403    $13,113,457  $13,121,860    16,303.40
                             ========    ===========  ===========  ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2004

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

     During the first nine months of 2004 and 2003, the Partnership distributed $171,717 and $333,333 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $10.43 and $20.08 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

     With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

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

     On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,530,626. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents.
     However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

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

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                               Three Months Ended         Nine Months Ended
                             9/30/04        9/30/03    9/30/04      9/30/03

Rental Income                $      0    $ 32,415    $ 10,381     $ 155,947
Property Management Expenses        0        (891)     (3,325)       (8,242)
Depreciation                        0      (7,403)          0       (38,492)
Gain on Disposal of Real Estate     0           0     434,401       755,860
                              --------    --------    ---------    ---------
   Income from
     Discontinued Operations $      0    $ 24,121    $ 441,457    $ 865,073
                              ========    ========    =========    =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized rental income from continuing operations of $888,388 and $558,833, respectively. In 2004, rental income increased due to additional rent received from four property acquisitions in 2003 and 2004 and rent increases on four properties. These increases were partially offset by a decrease in rental income due to sales of two properties discussed below.

       For the nine months ended September 30, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $119,600 and $124,239, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $83,852 and $32,642, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 2004, when compared to 2003, is mainly the result of expenses incurred related to the Razzoo's and Garden Ridge situations discussed below.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that they were experiencing financial difficulty stemming from lower than expected sales and might not be able to pay future rents. However, rents are current. Subsequent to September 30, 2004, the Partnership and lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses related to legal action it pursued in connection with this situation, which expenses will be recognized in the fourth quarter of 2004.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed and GR has been negotiating with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners are in the process of finalizing a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The proposed amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rental payments for two months during the first six months following GR's confirmation of the Lease with the court.

        With the exception of February, GR has made all rental payments due through November 2004 under its current lease. The rent for February is considered a pre-petition obligation which may be paid from the bankruptcy court, on a prorata basis with other claims, to the extent available. As part of the proposed lease amendment, GR would pay the rent for February. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

       For the nine months ended September 30, 2004 and 2003, the Partnership recognized interest income of $18,066 and $72,431, respectively. In 2004, interest income decreased mainly due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the nine months ended September 30, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $360,215 from the sale of two properties. Since the Partnership retains an ownership interest in the properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $441,457, representing rental income less property management expenses of $7,056 and gain on disposal of real estate of $434,401. For the nine months ended September 30, 2003, the Partnership recognized income from discontinued operations of $865,073, representing rental income less property management expenses and depreciation of $109,213 and gain on disposal of real estate of $755,860.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2004, the Partnership's cash balances increased $28,249 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2003, the Partnership's cash balances increased $267,085 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $584,236 in 2003 to $636,652 in 2004 as a result of an increase in total rental and interest income in 2004, which was partially offset by an increase in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,998,546 and $4,153,920, respectively. During the same periods, the Partnership expended $1,733,289 and $3,521,640, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,530,626. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2004 and 2003, the Partnership declared distributions of $851,492 and $864,577, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $829,382 and $845,306 and the General Partners received distributions of $22,110 and $19,271 for the periods, respectively.

        During the first nine months of 2004 and 2003, the Partnership distributed $171,717 and $333,333 of net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $10.43 and $20.08 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM  2.UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
  PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value of the Units, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any units.

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

Dated:  November 10, 2004     AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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