Form 10KSB
period 2004-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2005-03-30
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer's revenues for the year ended December 31, 2004 were $1,196,195.

As of February 28, 2005, there were 16,151.781 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,151,781.

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

        On October 11, 2002, the Partnership sold 1.9718% of the Children's World daycare center in Golden, Colorado to an unrelated third party. The Partnership received net sale proceeds of $41,925, which resulted in a net gain of $10,891. The cost and related accumulated depreciation of the interest sold was $33,119 and $2,085, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       During the first quarter of 2004, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $668,266, which resulted in a net gain of $144,885. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $523,381.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

        With the exception of February, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

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

       On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.


ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

Major Tenants

        During 2004, six tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 86% of total rental revenue in 2004. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2005 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2004.

                                Total Property               Annual    Annual
                      Purchase    Acquisition                 Lease   Rent Per
Property                Date         Costs     Lessee        Payment   Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                              Ohio Valley
 (.8729%)            12/10/97  $   14,580   Bistros, Inc.   $  1,579  $40.11

Hollywood Video Store                        Hollywood
 Saraland, AL                              Entertainment
 (3.08%)              1/26/99  $   42,439   Corporation     $  4,469  $19.38

Arby's Restaurant
 Homewood, AL                                   RTM
 (.5877%)              7/9/99  $    8,184  Alabama, Inc     $    741  $38.71

Children's World                             Knowledge
 Daycare Center                              Learning
 Abingdon, MD         7/14/99  $1,051,772 Enterprises, Inc. $100,845  $13.60

Children's World                             Knowledge
 Daycare Center                              Learning
 Pearland, TX         7/14/99  $  943,416 Enterprises, Inc. $ 91,999  $12.11

Children's World
 Daycare Center                              Knowledge
 DePere, WI                                  Learning
 (7.3845%)            7/14/99  $   87,687 Enterprises, Inc. $  8,623  $11.47

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                                Total Property               Annual    Annual
                      Purchase    Acquisition                 Lease   Rent Per
Property                Date         Costs     Lessee        Payment   Sq. Ft.

                                              Hollywood
Hollywood Video Store                       Entertainment
 Minot, ND            7/16/99  $1,330,000    Corporation    $144,668  $19.27

Tumbleweed Restaurant
 Fort Wayne, IN       8/31/99  $1,316,695  Tumbleweed, Inc. $144,570  $24.27

Children's World
 Daycare Center                              Knowledge
 Golden, CO                                  Learning
 (1.9962%)            9/28/00  $   33,528 Enterprises, Inc. $  3,310  $19.35

Children's World
 Daycare Center                              Knowledge
 Plainfield, IL                              Learning
 (.3154%)             5/14/01  $    4,645 Enterprises, Inc. $    445  $15.76

Razzoo's Restaurant
 Austin, TX
 (48.0%)              6/27/01  $1,544,214  Razzoo's, Inc.   $155,730  $33.11

Garden Ridge
 Retail Store
 Woodlands, TX                             Garden Ridge,
 (32.0%)              8/27/03  $2,661,132      L.P.         $301,611  $ 8.44

Johnny Carino's
 Restaurant
 Longmont, CO                             Kona Restaurant
 (50.0%)             12/30/03  $1,293,405   Group, Inc.     $107,992  $33.34

Champps Americana
 Restaurant                                  Champps
 West Chester, OH                           Operating
 (50.0%)              1/13/04  $1,569,884  Corporation      $160,000  $32.21

Jared Jewelry Store
 Sugar Land, TX                           Sterling Jewelers
 (40.0%)              7/15/04  $1,533,966      Inc.         $116,290  $47.54


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income &
Growth Fund 24 LLC and unrelated third parties. The remaining interests in the Johnny Carino's restaurant and the Jared Jewelry store are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Champps Americana restaurant in West Chester, Ohio is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant, the Arby's restaurant and the Children's World daycare centers in DePere, Wisconsin, Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

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

        The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants and the Garden Ridge retail store, which have Lease terms of 20 years and the Johnny Carino's restaurant, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants and the Jared Jewelry store, which have renewal options that may extend the Lease terms an additional 10 years and the Garden Ridge retail store and the Hollywood Video store in Saraland, Alabama, which have renewal options that may extend the Lease term an additional 20 years.

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

        Through December 31, 2004, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2004, there were 730 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $31,245 and $26,642 were made to the General Partners and $1,272,866 and $1,124,043 were made to the Limited Partners in 2004 and 2003, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $390,000 and $390,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities

                                           Total Number of Units  Maximum Number
                   Total Number  Average   Purchased as Part of   of Units that May Yet
                    of Units    Price Paid Publicly Announced     Be Purchased Under
Period              Purchased   per Unit   Plans or Programs      the Plans or Programs

10/1/04 to 10/31/04   129.62      $854.44     743.44(1)                (2)

11/1/04 to 11/30/04     --          --          --                      --

12/1/04 to 12/31/04     --          --          --                      --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.

  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2004 and 2003, the Partnership recognized rental income from continuing operations of $1,196,195 and $802,156, respectively. In 2004, rental income increased due to additional rent received from four property acquisitions in 2003 and 2004 and rent increases on five properties. These increases were partially offset by a decrease in rental income due to sales of two properties discussed below.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2004 and 2003, the Partnership incurred Partnership administration expenses from affiliated parties of $162,881 and $157,397, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $36,676 and $30,873, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the lessee of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        With the exception of February, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the years ended December 31, 2004 and 2003, the Partnership recognized interest income of $21,680 and $112,601, respectively. In 2004, interest income decreased mainly due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        For the year ended December 31, 2003, the Partnership recognized gain on sale of real estate from continuing operations of $360,215 from the sale of two properties. Since the Partnership retains an ownership interest in the properties, the operating results and gain on sale of the properties were not classified as discontinued operations.

        Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the year ended December 31, 2003, the net gain was $53,648.

       During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $441,457, representing rental income less property management expenses of $7,056 and gain on disposal of real estate of $434,401. For the year ended December 31, 2003, the Partnership recognized income from discontinued operations of $1,074,306, representing rental income less property management expenses and depreciation of $135,955 and gain on disposal of real estate of $938,351.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In 2003 and 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2005 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       During the year ended December 31, 2004, the Partnership's cash balances decreased $28,218 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2003, the Partnership's cash balances decreased $1,232,705 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $933,485 in 2003 to $980,821 in 2004 as a result of an increase in total rental and interest income in 2004, which was partially offset by an increase in Partnership administration and property management expenses in 2004 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2004 and 2003, the Partnership generated cash flow from the sale of real estate of $1,998,546 and $5,025,393, respectively. During the same periods, the Partnership expended $1,736,629 and $5,886,782, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership.

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

        For the years ended December 31, 2004 and 2003, the Partnership declared distributions of $1,304,111 and $1,150,685, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,272,866 and $1,124,043 and the General Partners received distributions of $31,245 and $26,642 for the periods, respectively. In December 2004, the Partnership declared a bonus distribution of $171,717 of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

       During 2004 and 2003, the Partnership distributed $393,939 and $393,939 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.03 and $23.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2004, seven Limited Partners redeemed a total  of
152.12 Partnership Units for $129,399 in accordance with the Partnership Agreement. During 2003, ten Limited Partners redeemed a total of 190.39 Partnership Units for $143,963. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 23 Limited Partners redeemed a total of 400.93 Partnership Units for $306,536. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,002 and $4,452 in 2004 and 2003, respectively.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004 and 2003

Statements for the Years Ended December 31, 2004 and 2003:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2004 and 2003, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                        /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
                            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
January 26, 2005

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                  2004          2003
CURRENT ASSETS:
  Cash and Cash Equivalents                  $   847,559    $   875,777
  Receivables                                     59,272         44,191
                                              -----------    -----------
      Total Current Assets                       906,831        919,968
                                              -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                         4,584,824      4,042,900
  Buildings and Equipment                      8,850,723      6,766,348
  Construction in Progress                             0        889,670
  Accumulated Depreciation                    (1,067,008)      (727,204)
                                              -----------    -----------
                                              12,368,539     10,971,714
  Real Estate Held for Sale                            0      1,564,145
                                              -----------    -----------
      Net Investments in Real Estate          12,368,539     12,535,859
                                              -----------    -----------
           Total  Assets                     $13,275,370    $13,455,827
                                              ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.       $    20,125    $    77,508
  Distributions Payable                          447,968        281,412
  Unearned Rent                                   27,911              0
                                              -----------    -----------
      Total Current Liabilities                  496,004        358,920
                                              -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                 4,326         12,908
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,174 and 16,326 Units outstanding in
   2004 and 2003, respectively                12,775,040     13,083,999
                                              -----------    -----------
    Total Partners' Capital                   12,779,366     13,096,907
                                              -----------    -----------
     Total Liabilities and Partners' Capital $13,275,370    $13,455,827
                                              ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31

                                                   2004          2003

RENTAL INCOME                                  $ 1,196,195   $   802,156

EXPENSES:
  Partnership Administration - Affiliates          162,881       157,397
  Partnership Administration and Property
     Management - Unrelated Parties                 36,676        30,873
  Depreciation                                     339,804       211,048
                                                -----------   -----------
      Total Expenses                               539,361       399,318
                                                -----------   -----------

OPERATING INCOME                                   656,834       402,838

OTHER INCOME:
  Interest Income                                   21,680       112,601
  Gain on Sale of Real Estate                            0       360,215
                                                -----------   -----------
      Total Other Income                            21,680       472,816
                                                -----------   -----------

INCOME FROM CONTINUING OPERATIONS                  678,514       875,654

Income From Discontinued Operations                441,457     1,074,306
                                                -----------   -----------
NET INCOME                                     $ 1,119,971   $ 1,949,960
                                                ===========   ===========
NET INCOME ALLOCATED:
  General Partners                             $    26,665   $    40,210
  Limited Partners                               1,093,306     1,909,750
                                                -----------   -----------
                                               $ 1,119,971   $ 1,949,960
                                                ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                       $     40.43   $     52.23
   Discontinued Operations                           26.74         64.09
                                                -----------   -----------
         Total                                 $     67.17   $    116.32
                                                ===========   ===========
Weighted Average Units Outstanding                  16,277        16,418
                                                ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                  2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $ 1,119,971    $ 1,949,960

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                 339,804        256,824
     Gain on Sale of Real Estate                 (434,401)    (1,298,566)
     Increase in Receivables                      (15,081)       (40,628)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                 (57,383)        65,895
     Increase in Unearned Rent                     27,911              0
                                               -----------    -----------
       Total Adjustments                         (139,150)    (1,016,475)
                                               -----------    -----------
       Net Cash Provided By
           Operating Activities                   980,821        933,485
                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                   (1,736,629)    (5,886,782)
  Proceeds from Sale of Real Estate             1,998,546      5,025,393
                                               -----------    -----------
       Net Cash Provided By (Used For)
           Investing Activities                   261,917       (861,389)
                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable    166,556         (5,701)
  Distributions to Partners                    (1,304,111)    (1,150,685)
  Redemption Payments                            (133,401)      (148,415)
                                               -----------    -----------
       Net Cash Used For
         Financing Activities                  (1,270,956)    (1,304,801)
                                               -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                           (28,218)    (1,232,705)

CASH AND CASH EQUIVALENTS, beginning of period    875,777      2,108,482
                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of period      $   847,559    $   875,777
                                               ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2002  $  3,792  $12,442,255  $12,446,047    16,516.29

  Distributions              (26,642)  (1,124,043)  (1,150,685)

  Redemption Payments         (4,452)    (143,963)    (148,415)     (190.39)

  Net Income                  40,210    1,909,750    1,949,960
                             --------  -----------  -----------  -----------
BALANCE, December 31, 2003    12,908   13,083,999   13,096,907    16,325.90

  Distributions              (31,245)  (1,272,866)  (1,304,111)

  Redemption Payments         (4,002)    (129,399)    (133,401)     (152.12)

  Net Income                  26,665    1,093,306    1,119,971
                             --------  -----------  -----------  -----------
BALANCE, December 31, 2004  $  4,326  $12,775,040  $12,779,366    16,173.78
                             ========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2003   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions -

     The Partnership owns a 48% interest in a Razzoo's restaurant. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owns a 32% interest in a Garden Ridge retail store. The remaining interests in this property are owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties. AEI Real Estate Fund XV Limited Partnership owned a 21% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owns a 50% interest in a Champps Americana restaurant in West Chester, Ohio. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant and a 40% interest in a Jared Jewelry store. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

     The Partnership owned a 23% interest in a Champps Americana restaurant in Centerville, Ohio. AEI Real Estate Fund XVII Limited Partnership, AEI Real Estate Fund XVIII Limited
     Partnership and AEI Income & Growth Fund XXI Limited Partnership, affiliates of the Partnership, owned interests in this property until the interests were sold, in a series of transactions, to unrelated third parties in 2003. The Partnership owned a 50% interest in a Tia's Tex-Mex restaurant. AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2004.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(3)  Related Party Transactions - (Continued)

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                  2004           2003
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                    $ 162,881      $ 157,397
                                                ========       ========
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                        $  40,001      $  39,043
                                                ========       ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or lessees in the amount of
  $3,625 and $13,355 for 2004 and 2003,
  respectively.                                $  21,539      $  72,592
                                                ========       ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.        $  47,759      $ 131,764
                                                ========       ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 15 years, except for the Champps Americana and Arby's restaurants and the Garden Ridge retail store, which have Lease terms of 20 years and the Johnny Carino's restaurant, which has a Lease term of 13 years. The Leases contain renewal options which may extend the Lease term an additional 15 years, except for the TGI Friday's, Arby's, Razzoo's and Tumbleweed restaurants and the Jared Jewelry store, which have renewal options that may extend the Lease terms an additional 10 years and the Garden Ridge retail store and the Hollywood Video store in Saraland, Alabama, which have renewal options that may extend the Lease terms an additional 20 years. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video store in Saraland, Alabama and the Children's World daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The Children's World daycare center in Abingdon, Maryland was constructed in 1995 and acquired in 1999. The
     Children's World daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The Children's World daycare center in Golden, Colorado was constructed and acquired in 2000. The Children's World daycare center in Plainfield, Illinois and the Razzoo's restaurant were constructed and acquired in 2001. The Johnny Carino's restaurant was constructed in 1999 and acquired in 2003. The Garden Ridge retail store was constructed in 2001 and acquired in 2003. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The remaining properties were constructed and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2004  are   as
     follows:

                                          Buildings and           Accumulated
Property                           Land     Equipment      Total  Depreciation

TGI Friday's, Greensburg, PA  $    6,439  $    8,141  $    14,580  $    2,402
Hollywood Video, Saraland, AL     17,654      24,785       42,439       5,906
Arby's, Homewood, AL               4,396       3,788        8,184       1,096
Children's World, Abingdon, MD   208,416     843,356    1,051,772     184,132
Children's World, Pearland, TX   204,105     739,311      943,416     161,415
Children's World, DePere, WI      19,509      68,178       87,687      14,885
Hollywood Video, Minot, ND       619,597     710,403    1,330,000     155,105
Tumbleweed, Fort Wayne, IN       489,027     827,668    1,316,695     205,681
Children's World, Golden, CO       7,684      25,844       33,528       4,394
Children's World, Plainfield, IL   1,313       3,332        4,645         483
Razzoo's, Austin, TX             647,114     897,100    1,544,214     136,004
Garden Ridge, Woodlands, TX      779,712   1,881,420    2,661,132     103,478
Johnny Carino's, Longmont, CO    560,383     733,022    1,293,405      29,321
Champps Americana,
    West Chester, OH             515,638   1,054,246    1,569,884      43,820
Jared Jewelry, Sugar Land, TX    503,837   1,030,129    1,533,966      18,886
                               ----------  ----------  -----------  ----------
                              $4,584,824  $8,850,723  $13,435,547  $1,067,008
                               ==========  ==========  ===========  ==========

     Through March 31, 2003, the Partnership sold 24.6846% of the Children's World daycare center in Plainfield, Illinois, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $450,673, which resulted in a net gain of $103,162. The total cost and related accumulated depreciation of the interests sold was $363,531 and $16,020, respectively. For the year ended December 31, 2003, the net gain was $53,648.

     During the first nine months of 2003, the Partnership sold 99.4123% of the Arby's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,562,751, which resulted in a net gain of $306,567. The total cost and related accumulated depreciation of the interests sold was $1,384,408 and $128,224, respectively.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     During 2004 and 2003, the Partnership distributed $393,939 and $393,939 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $24.03 and $23.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

     In February 2004, Garden Ridge, L.P. (GR) filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     With  the  exception  of February, GR has  made  all  rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

     On December 30, 2003, the Partnership purchased a 50% interest in a Johnny Carino's restaurant in Longmont, Colorado for $1,293,405. The property is leased to Kona Restaurant Group, Inc. under a Lease Agreement with a primary term of 13 years and annual rental payments of $107,992.

     On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers, Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290.

     In  July  2003,  the  lessee of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the lessee entered into an agreement to amend the Lease to provide the lessee with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the lessee can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the lessee can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the lessee for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a 3.08% interest in a Hollywood Video store in Saraland, Alabama, a 7.3845% interest in a Children's World daycare center in DePere, Wisconsin and a 1.9962% interest in a Children's World daycare center in Golden, Colorado. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2004, the minimum future rent payments required by the leases are as follows:

                       2005           $ 1,276,776
                       2006             1,287,588
                       2007             1,293,776
                       2008             1,320,011
                       2009             1,323,323
                       Thereafter      11,090,389
                                       -----------
                                      $17,591,863
                                       ===========

     There were no contingent rents recognized in 2004 or 2003.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                  2004         2003
      Tenants                   Industry

     Garden Ridge, L.P.         Retail        $  248,566    $  104,591
     Knowledge Learning
      Enterprises, Inc.         Child Care       194,538       209,826
     Champps Operating
      Corporation               Restaurant       156,471           N/A
     Razooo's, Inc.             Restaurant       154,959       153,425
     Tumbleweed, Inc.           Restaurant       142,680       139,882
     Hollywood
      Entertainment Corporation Retail           136,210       262,136
                                               ----------    ----------
     Aggregate rent revenue of major tenants  $1,033,424    $  869,860
                                               ==========    ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue               86%           88%
                                               ==========    ==========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2004          2003

     Rental Income                            $   10,381   $  189,901
     Property Management Expenses                 (3,325)      (8,170)
     Depreciation                                      0      (45,776)
     Gain on Disposal of Real Estate             434,401      938,351
                                               ----------   ----------
          Income from Discontinued Operations $  441,457   $1,074,306
                                               ==========   ==========

(7)  Partners' Capital -

     Cash distributions of $31,245 and $26,642 were made to the General Partners and $1,272,866 and $1,124,043 were made to the Limited Partners for the years ended December 31, 2004 and 2003, respectively. The Limited Partners' distributions represent $78.20 and $68.46 per Limited Partnership Unit outstanding using 16,277 and 16,418 weighted average Units in 2004 and 2003, respectively. The distributions represent $59.17 and $68.46 per Unit of Net Income and $19.03 and $-0-per Unit of return of contributed capital in 2004 and 2003, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $390,000 and $390,000 of proceeds from property sales in 2004 and 2003, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(7)  Partners' Capital - (Continued)

     During  2004,  seven Limited Partners redeemed  a  total  of
     152.12 Partnership Units for $129,399 in accordance with the Partnership Agreement. During 2003, ten Limited Partners redeemed a total of 190.39 Partnership Units for $143,963. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,002 and $4,452 in 2004 and 2003, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $952.64 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                              2004          2003
     Net Income for Financial
      Reporting Purposes                   $1,119,971   $1,949,960

     Depreciation for Tax Purposes
      Under Depreciation for Financial
      Reporting Purposes                      111,648       76,019

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                       53,046            0

     Amortization of Start-Up and
      Organization Costs                      (17,143)     (61,399)

     Gain on Sale of Real Estate
      for Tax Purposes Under Gain
      for Financial Reporting Purposes           (473)     (92,088)
                                            ----------   ----------
           Taxable Income to Partners      $1,267,049   $1,872,492
                                            ==========   ==========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2004 AND 2003

(8)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:
                                                2004          2003
     Partners' Capital for
      Financial Reporting Purposes           $12,779,366   $13,096,907

     Adjusted Tax Basis of Investments
      in Real Estate Over Net Investments
      in Real Estate for Financial
      Reporting Purposes                         327,635       216,460

     Income Accrued for Tax Purposes
      Over Income for Financial
      Reporting Purposes                          53,046             0

     Capitalized Start-Up Costs
      Under Section 195                          277,805       277,805

     Amortization of Start-Up and
      Organization Costs                        (283,805)     (266,662)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      for Financial Reporting Purposes         2,424,726     2,424,726
                                              -----------   -----------
           Partners' Capital for
              Tax Reporting Purposes         $15,578,773   $15,749,236
                                              ===========   ===========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        2004                  2003
                               Carrying       Fair    Carrying    Fair
                                Amount        Value     Amount    Value

     Money Market Funds      $ 847,559     $ 847,559   $ 875,777  $ 875,777
                              ---------     ---------   ---------  ---------
          Total Cash and
            Cash Equivalents $ 847,559     $ 847,559   $ 875,777  $ 875,777
                              =========     =========   =========  =========

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 60, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2005. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in twelve limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 45, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2005. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2004 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2005:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            22           *
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                        0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                         0            0%
   1300 Wells Fargo Place
   30 East 7th Street, St. Paul, Minnesota 55101

   Andrea B. Currier                    824.74227       5.1%
   P.O. Box E, The Plains, Virginia 20198

*   Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2004 and 2003.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2004, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.


ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2004.

Person or Entity                                     Amount Incurred From
 Receiving                  Form and Method        Inception (July 31, 1996)
Compensation                of Compensation          To December 31, 2004

AEI Securities, Inc. Selling Commissions equal to             $1,691,722
                     8% of proceeds plus a 2%
                     nonaccountable expense allowance,
                     most of which was reallowed to
                     Participating Dealers.

General Partners and Reimbursement at Cost for other          $  762,880
Affiliates           Organization and Offering Costs.

General Partners and Reimbursement at Cost for all            $  379,644
Affiliates           Acquisition Expenses

General Partners and Reimbursement at Cost for all            $1,347,386
Affiliates           Administrative Expenses attributable
                     to the Fund, including all expenses
                     related to management of the Fund's
                     properties  and  all  other  transfer
                     agency, reporting, partner relations
                     and other administrative functions.

General Partners and Reimbursement at Cost for all            $  401,631
Affiliates           expenses related to the disposition
                     of the Fund's properties.

General Partners     3% of Net Cash Flow in any fiscal year.  $  215,948

General Partners     1% of distributions of Net Proceeds of   $   15,247
                     Sale until Limited Partners have
                     received an amount equal to (a) their
                     Adjusted Capital Contributions,  plus
                     (b) an amount equal to 9% of their
                     Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed.
                     10%  of  distributions of Net Proceeds
                     of Sale thereafter.


                             PART IV

ITEM 13.  EXHIBITS.

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

10.10  First  Amendment  to Net  Lease  Agreement  dated
       August 31, 1999, between the Partnership and Tumbleweed, Inc. relating to the Property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 1, 1999).

ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.11 Net Lease Agreement dated May 8, 2000 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
       Exhibit 10.2 of Form 10-QSB filed August 2, 2000).

10.12  Net  Lease  Agreement dated  September  28,  2000
       between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership, AEI Private Net Lease Fund 1998 Limited Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 18601 Eagle Ridge, Golden, Colorado (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 7, 2000).

10.13  Net  Lease Agreement dated May 14,  2001  between
       the Partnership, AEI Real Estate Fund 85-A Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
       10.3 of Form 10-QSB filed August 7, 2001).

10.14  First Amendment to Net Lease Agreement dated  June
       27, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Razzoo's, Inc. relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed August 7,
       2001).

10.15  Net  Lease  Agreement  dated  December  6,   2002
       between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit
       10.25 of Form 10-KSB filed March 21, 2003).

10.16  Assignment of Purchase Agreement dated August  19,
       2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed September 6, 2003).

10.17  Assignment  of  Lease, Indemnity  and  Assumption
       Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

10.18  Assignment of Purchase Agreement  dated  November
       12, 2003 between the Partnership and AEI Fund Management, Inc. relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas (incorporated by reference to
       Exhibit 10.3 of Form 10-QSB filed November 11, 2003).

10.19  Net  Lease  Agreement  dated  December  10,  2003
       between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Tia's Texas - Alamo, LLC relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas (incorporated by reference to
       Exhibit 10.21 of Form 10-KSB filed March 19, 2004).

10.20  Assignment  of  Agreement  of  Sale  and   First
       Amendment to Agreement of Sale dated December 23, 2003 between the Partnership and AEI Fund Management, Inc.
       relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit
       10.22 of Form 10-KSB filed March 19, 2004).

10.21  Net  Lease  Agreement  dated  December  30,  2003
       between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit
       10.23 of Form 10-KSB filed March 19, 2004).


ITEM 13.  EXHIBITS.  (Continued)

                           Description

10.22  First  Amendment  to Net  Lease  Agreement  dated
       January 13, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 21,
       2004).

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

   32  Certification  of Chief Executive  Officer  and  Chief
       Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2004 and 2003:

     Fee Category                            2004       2003

     Audit Fees                           $   9,850   $  9,433
     Audit-Related Fees                         708        564
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  10,558   $  9,997
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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. (Continued)

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


                            AEI INCOME & GROWTH FUND XXII
                            Limited Partnership
                            By: AEI Fund Management XXI, Inc.
                                Its Managing General Partner


March 18, 2005              By: /s/ Robert P Johnson
                                    Robert  P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                 Title                         Date


/s/ Robert P Johnson  President (Principal Executive Officer)  March 18, 2005
    Robert P.Johnson  and Sole Director of Managing General
                      Partner

/s/ Patrick W Keene   Chief Financial Officer  and  Treasurer  March 18, 2005
    Patrick W.Keene   (Principal Accounting Officer)