Form 10QSB
period 2005-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2005-05-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2005

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2005 and December 31, 2004

         Statements for the Periods ended March 31, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

          Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                       2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                       $   766,780    $   847,559
  Receivables                                          59,272         59,272
                                                   -----------    -----------
      Total Current Assets                            826,052        906,831
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              4,584,824      4,584,824
  Buildings and Equipment                           8,850,723      8,850,723
  Accumulated Depreciation                         (1,156,772)    (1,067,008)
                                                   -----------    -----------
      Net Investments in Real Estate               12,278,775     12,368,539
                                                   -----------    -----------
           Total  Assets                          $13,104,827    $13,275,370
                                                   ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    63,911    $    20,125
  Distributions Payable                               277,084        447,968
  Unearned Rent                                        83,879         27,911
                                                   -----------    -----------
      Total Current Liabilities                       424,874        496,004
                                                   -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                      1,546          4,326
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,174 Units outstanding                        12,678,407     12,775,040
                                                   -----------    -----------
      Total Partners' Capital                      12,679,953     12,779,366
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $13,104,827    $13,275,370
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2005          2004

RENTAL INCOME                                    $   318,976    $   268,432

EXPENSES:
   Partnership Administration - Affiliates            41,887         39,594
   Partnership Administration  and Property
      Management - Unrelated Parties                   8,817         12,467
   Depreciation                                       89,764         79,445
                                                  -----------    -----------
        Total Expenses                               140,468        131,506
                                                  -----------    -----------

OPERATING INCOME                                     178,508        136,926

OTHER INCOME:
  Interest Income                                      3,813          8,480
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    182,321        145,406

Income from Discontinued Operations                        0        444,596
                                                  -----------    -----------
NET INCOME                                       $   182,321    $   590,002
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $     5,470    $     9,012
   Limited Partners                                  176,851        580,990
                                                  -----------    -----------
                                                 $   182,321    $   590,002
                                                  ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                         $     10.93    $      8.64
   Discontinued Operations                                 0          26.95
                                                  -----------    -----------
         Total                                   $     10.93    $     35.59
                                                  ===========    ===========
Weighted   Average  Units  Outstanding                16,174         16,326
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   182,321   $   590,002

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       89,764        79,445
     Gain on Sale of Real Estate                             0      (434,401)
     Decrease in Receivables                                 0        44,191
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       43,786       (37,334)
     Increase in Unearned Rent                          55,968         8,999
                                                    -----------   -----------
       Total Adjustments                               189,518      (339,100)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        371,839       250,902
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0      (202,663)
  Proceeds from Sale of Real Estate                          0     1,998,546
                                                    -----------   -----------
       Net Cash Provided By
           Investing Activities                              0     1,795,883
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (170,884)       (1,681)
  Distributions to Partners                           (281,734)     (284,389)
                                                    -----------   -----------
       Net Cash Used For
           Financing Activities                       (452,618)     (286,070)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (80,779)    1,760,715

CASH AND CASH EQUIVALENTS, beginning of  period        847,559       875,777
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   766,780   $ 2,636,492
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 12,908   $13,083,999   $13,096,907    16,325.90

  Distributions               (7,926)     (276,463)     (284,389)

  Net Income                   9,012       580,990       590,002
                             --------   ----------    -----------  -----------
BALANCE, March 31, 2004     $ 13,994   $13,388,526   $13,402,520    16,325.90
                             ========   ===========   ===========  ===========


BALANCE, December 31, 2004  $  4,326   $12,775,040   $12,779,366    16,173.78

  Distributions               (8,250)     (273,484)     (281,734)

  Net Income                   5,470       176,851       182,321
                             --------   -----------   -----------  -----------
BALANCE, March 31, 2005     $  1,546   $12,678,407   $12,679,953    16,173.78
                             ========   ===========   ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2005

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

     On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $234,624, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

     With the exception of February 2004, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

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

(5)  Discontinued Operations -

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

     During the first quarter of 2004, the Partnership sold its 50% interest in the Tia's Tex-Mex restaurant in Killeen, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,330,280, which resulted in a net gain of $289,516. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

     During the first three months of 2005 and 2004, the Partnership distributed $10,101 and $30,303 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.62 and $1.84 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                               2005        2004

     Rental Income                          $      0    $   10,381
     Property Management Expenses                  0          (186)
     Depreciation                                  0             0
     Gain on Disposal of Real Estate               0       434,401
                                             --------    ----------
        Income from Discontinued Operations $      0    $  444,596
                                             ========    ==========

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

Results of Operations

        For the three months ended March 31, 2005 and 2004, the Partnership recognized rental income from continuing operations of $318,976 and $268,432, respectively. In 2005, rental income increased mainly due to additional rent received from two
property  acquisitions  in  2004  and  rent  increases  on   five
properties.

        For the three months ended March 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $41,887 and $39,594, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,817 and $12,467, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of nine of 44 stores and it is attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23% to $234,624, with a 10% rent increase on January 1, 2008. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. The lease amendment and confirmation of GR's plan of reorganization have not yet been approved by the court.

        With the exception of February 2004, GR has made all rental payments due under its current lease. The Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by GR. If the Lease is affirmed, GR will be obligated to comply with all Lease terms as amended. As part of the lease amendment, if GR pays the rent for February 2004, it will be entitled to credit an equal amount against any installment of rent due after the Lease is affirmed. If GR does not affirm the Lease and the Lease is rejected, the rent for February will be considered a pre-petition unsecured obligation that would, together with the Partnership's other allowable damage claims, be paid pursuant to a court-confirmed plan of reorganization on a prorata basis with other unsecured claims to the extent funds are available. If the Lease is rejected, GR would be required to return possession of the property to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the property.

        For the three months ended March 31, 2005 and 2004, the Partnership recognized interest income of $3,813 and $8,480, respectively. In 2005, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the first quarter of 2004, the Partnership sold its 50% interest in the Tia's Tex-Mex restaurant in Killeen, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,330,280, which resulted in a net gain of $289,516. At December 31, 2003, the property was classified as Real Estate Held for Sale with a book value of $1,040,764.

        In 2004, the Partnership realized significant gains from the sale of property. While the real estate market is expected to remain attractive for sellers of property, there can be no assurance the Partnership will be able to achieve a similar level of sales activity or sales profitability in 2005 due to unforeseen changes in the real estate market. In addition, it is likely the Partnership will curtail its selling activity as it is becoming more difficult to find attractive property in which to reinvest the proceeds from property sales.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2005, the Partnership's cash balances decreased $80,779 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2004, the Partnership's cash balances increased $1,760,715 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $250,902 in 2004 to $371,839 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2004, the Partnership generated cash flow from the sale of real estate of $1,998,546. During the same period, the Partnership expended $202,663 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


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

       On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 17.5 years and annual rental payments of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

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

        For the three months ended March 31, 2005 and 2004, the Partnership declared distributions of $281,734 and $284,389, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $273,484 and $276,463 and the General Partners received distributions of $8,250 and $7,926 for the periods, respectively. In December 2004, the Partnership declared a bonus distribution of $171,717 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first three months of 2005 and 2004, the Partnership distributed $10,101 and $30,303 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $0.62 and $1.84 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


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

        During  2004, seven Limited Partners redeemed a total  of
152.12 Partnership Units for $129,399 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, 33 Limited Partners redeemed a total of 591.32 Partnership Units for $450,499. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $4,002 in 2004.

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

Dated:  May 6, 2005           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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