Form 10QSB
period 2005-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2005-08-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2005

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


                              INDEX




PART I.Financial Information

 Item 1. Balance Sheet as of June 30, 2005 and December 31, 2004

         Statements for the Periods ended June 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005            2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   761,966     $   847,559
  Receivables                                             0          59,272
                                                 -----------     -----------
      Total Current Assets                          761,966         906,831
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,584,824       4,584,824
  Buildings and Equipment                         8,850,723       8,850,723
  Accumulated Depreciation                       (1,246,536)     (1,067,008)
                                                 -----------     -----------
      Net Investments in Real Estate             12,189,011      12,368,539
                                                 -----------     -----------
           Total  Assets                        $12,950,977     $13,275,370
                                                 ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    76,518     $    20,125
  Distributions Payable                             278,085         447,968
  Unearned Rent                                      64,355          27,911
                                                 -----------     -----------
      Total Current Liabilities                     418,958         496,004
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (2,893)          4,326
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    16,133 and 16,174 Units outstanding in
    2005 and 2004, respectively                  12,534,912      12,775,040
                                                 -----------     -----------
      Total Partners' Capital                    12,532,019      12,779,366
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $12,950,977     $13,275,370
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended      Six Months Ended
                                6/30/05      6/30/04    6/30/05     6/30/04

RENTAL INCOME                  $ 318,976   $ 290,614   $ 637,952   $ 559,046

EXPENSES:
   Partnership Administration -
     Affiliates                   46,520      41,733      88,407      81,327
   Partnership Administration
     and Property Management -
     Unrelated Parties            10,501      52,052      19,318      64,518
   Depreciation                   89,764      81,313     179,528     160,758
                                ---------   ---------   ---------   ---------
        Total Expenses           146,785     175,098     287,253     306,603
                                ---------   ---------   ---------   ---------

OPERATING INCOME                 172,191     115,516     350,699     252,443

OTHER INCOME:
   Interest Income                 4,471       6,429       8,284      14,909
                                ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    176,662     121,945     358,983     267,352

Income(Loss) from Discontinued
  Operations                      (4,988)     (3,138)     (4,988)    441,457
                                ---------   ---------   ---------   ---------
NET INCOME                     $ 171,674   $ 118,807   $ 353,995   $ 708,809
                                =========   =========   =========   =========
NET INCOME ALLOCATED:
   General Partners            $   5,150   $   3,564   $  10,620   $  12,576
   Limited Partners              166,524     115,243     343,375     696,233
                                ---------   ---------   ---------   ---------
                               $ 171,674   $ 118,807   $ 353,995   $ 708,809
                                =========   =========   =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $   10.62   $    7.26   $   21.56   $   15.90
   Discontinued Operations          (.30)       (.19)       (.30)      26.77
                                ---------   ---------   ---------   ---------
        Total                  $   10.32   $    7.07   $   21.26   $   42.67
                                =========   =========   =========   =========
Weighted Average Units
  Outstanding                     16,133      16,303      16,153      16,315
                                =========   =========   =========   =========

The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                     2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   353,995      $   708,809

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   179,528          160,758
     Gain on Sale of Real Estate                          0         (434,401)
     (Increase) Decrease in Receivables              59,272          (15,081)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    56,393          (20,179)
     Increase in Unearned Rent                       36,444           15,576
                                                 -----------      -----------
       Total Adjustments                            331,637         (293,327)
                                                 -----------      -----------
       Net Cash Provided By
          Operating Activities                      685,632          415,482
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                              0         (231,122)
  Proceeds from Sale of Real Estate                       0        1,998,546
                                                 -----------      -----------
       Net Cash Provided By
          Investing Activities                            0        1,767,424
                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                (169,883)          (2,108)
  Distributions to Partners                        (564,496)        (568,357)
  Redemption Payments                               (36,846)         (19,227)
                                                 -----------      -----------
       Net Cash Used For
          Financing Activities                     (771,225)        (589,692)
                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (85,593)       1,593,214

CASH AND CASH EQUIVALENTS, beginning of period      847,559          875,777
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS, end of period        $   761,966      $ 2,468,991
                                                 ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2003  $  12,908   $13,083,999  $13,096,907   16,325.90

  Distributions               (15,435)     (552,922)    (568,357)

  Redemption Payments            (577)      (18,650)     (19,227)     (22.50)

  Net Income                   12,576       696,233      708,809
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2004      $   9,472   $13,208,660  $13,218,132   16,303.40
                             =========   ===========  ===========  ==========


BALANCE, December 31, 2004  $   4,326   $12,775,040  $12,779,366   16,173.78

  Distributions               (16,733)     (547,763)    (564,496)

  Redemption Payments          (1,106)      (35,740)     (36,846)     (41.16)

  Net Income                   10,620       343,375      353,995
                             ---------   -----------  -----------  ----------
BALANCE, June 30, 2005      $  (2,893)  $12,534,912  $12,532,019   16,132.62
                             =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2005

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2005 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Partnership it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.


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

     During the first six months of 2005 and 2004, the Partnership distributed $50,505 and $80,808 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.10 and $4.91 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                 Three Months Ended        Six Months Ended
                                6/30/05       6/30/04    6/30/05     6/30/04

Rental Income                 $      0      $      0    $      0   $  10,381
Property Management Expenses    (4,988)       (3,138)     (4,988)     (3,325)
Depreciation                         0             0           0           0
Gain on Disposal of Real Estate      0             0           0     434,401
                               --------      --------    --------   ---------
   Income (Loss) from
      Discontinued Operations $ (4,988)     $ (3,138)   $ (4,988)  $ 441,457
                               ========      ========    ========   =========

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

Results of Operations

        For the six months ended June 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $637,952 and $559,046, respectively. In 2005, rental income increased due to additional rent received from two property acquisitions in 2004 and rent increases on five properties.

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership incurred Partnership administration expenses from affiliated parties of $88,407 and $81,327, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,318 and $64,518, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, mainly as the result of expenses incurred in 2004 related to the Razzoo's situation. As discussed below, the majority of these expenses were reimbursed by the lessee in the fourth quarter of 2004.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In February 2004, Garden Ridge, L.P. (GR), the lessee of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR has notified the Partnership it will apply the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2005 and 2004, the Partnership recognized interest income of $8,284 and $14,909, respectively. In 2005, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2005, the Partnership recognized a loss from discontinued operations of $4,988, representing property management expenses. For the six months ended June 30, 2004, the Partnership recognized income from discontinued operations of $441,457, representing rental income less property management expenses of $7,056 and gain on disposal of real estate of $434,401.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2005, the Partnership's cash balances decreased $85,593 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2004, the Partnership's cash balances increased $1,593,214 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $415,482 in 2004 to $685,632 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2004, the Partnership generated cash flow from the sale of real estate of $1,998,546. During the same period, the Partnership expended $231,122 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        For  the  six  months ended June 30, 2005 and  2004,  the
Partnership declared distributions of $564,496 and $568,357, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $547,763 and $552,922 and the General Partners received distributions of $16,733 and $15,435 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $171,717 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first six months of 2005 and 2004, the Partnership distributed $50,505 and $80,808 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.10 and $4.91 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 1, 2005, three Limited Partners redeemed a total of 41.16 Partnership Units for $35,740 in accordance with the Partnership Agreement. On April 1, 2004, two Limited Partners redeemed a total of 22.5 Partnership Units for $18,650. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 33 Limited Partners redeemed 591.32 Partnership Units for $450,499. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,106 and $577 in 2005 and 2004, respectively.

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

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that
               Total Number  Average   Purchased  as Part of May Yet Be
                 of Units   Price Paid Publicly Announced    Purchased Under
      Period    Purchased    per Unit  Plans or Programs the Plans or Programs

4/1/05 to 4/30/05   41.16    $868.32        784.60(1)              (2)

5/1/05 to 5/31/05    --        --             --                    --

6/1/05 to 6/30/05    --        --             --                    --

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

Dated:  August 5, 2005        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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