Form 10QSB
period 2005-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2005-11-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2005

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


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of September 30, 2005 and December 31, 2004

          Statements for the Periods ended September 30, 2005 and 2004:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                           (Unaudited)

                             ASSETS

                                                     2005          2004
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   694,755    $   847,559
  Receivables                                             0         59,272
                                                 -----------    -----------
      Total Current Assets                          694,755        906,831
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,584,824      4,584,824
  Buildings and Equipment                         8,850,723      8,850,723
  Accumulated Depreciation                       (1,336,300)    (1,067,008)
                                                 -----------    -----------
      Net Investments in Real Estate             12,099,247     12,368,539
                                                 -----------    -----------
           Total  Assets                        $12,794,002    $13,275,370
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    78,738    $    20,125
  Distributions Payable                             319,506        447,968
  Unearned Rent                                      26,820         27,911
                                                 -----------    -----------
      Total Current Liabilities                     425,064        496,004
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (5,765)         4,326
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,133 and 16,174 Units outstanding in
   2005 and 2004, respectively                   12,374,703     12,775,040
                                                 -----------    -----------
      Total Partners' Capital                    12,368,938     12,779,366
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $12,794,002    $13,275,370
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                              Three Months Ended       Nine Months Ended
                             9/30/05      9/30/04     9/30/05     9/30/04

RENTAL INCOME               $ 300,055   $ 329,342   $ 938,007    $ 888,388

EXPENSES:
   Partnership Administration -
     Affiliates                47,500      38,273     135,907      119,600
   Partnership Administration
     and Property Management -
     Unrelated Parties          6,872      19,334      26,190       83,852
   Depreciation                89,764      88,029     269,292      248,787
                             ---------   ---------   ---------    ---------
      Total Expenses          144,136     145,636     431,389      452,239
                             ---------   ---------   ---------    ---------

OPERATING INCOME              155,919     183,706     506,618      436,149

OTHER INCOME:
   Interest Income              5,182       3,157      13,466       18,066
                             ---------   ---------   ---------    ---------
INCOME FROM CONTINUING
   OPERATIONS                 161,101     186,863     520,084      454,215

Income(Loss) from
  Discontinued Operations           0           0      (4,988)     441,457
                             ---------   ---------   ---------    ---------
NET INCOME                  $ 161,101   $ 186,863   $ 515,096    $ 895,672
                             =========   =========   =========    =========
NET INCOME ALLOCATED:
   General Partners         $   4,833   $   5,606   $  15,453    $  18,182
   Limited Partners           156,268     181,257     499,643      877,490
                             ---------   ---------   ---------    ---------
                            $ 161,101   $ 186,863   $ 515,096    $ 895,672
                             =========   =========   =========    =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $    9.69   $   11.12   $   31.25    $   27.01
   Discontinued Operations          0           0        (.30)       26.79
                             ---------   ---------   ---------    ---------
        Total               $    9.69   $   11.12   $   30.95    $   53.80
                             =========   =========   =========    =========
Weighted Average Units
  Outstanding                  16,133      16,303      16,146       16,311
                             =========   =========   =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                    2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   515,096    $   895,672

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                  269,292        248,787
     Gain on Sale of Real Estate                         0       (434,401)
     (Increase) Decrease in Receivables             59,272        (15,081)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   58,613        (68,016)
     Increase (Decrease) in Unearned Rent           (1,091)         9,691
                                                -----------    -----------
       Total Adjustments                           386,086       (259,020)
                                                -----------    -----------
       Net Cash Provided By
          Operating Activities                     901,182        636,652
                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                             0     (1,733,289)
  Proceeds from Sale of Real Estate                      0      1,998,546
                                                -----------    -----------
       Net Cash Provided By
          Investing Activities                           0        265,257
                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable               (128,462)        (2,941)
  Distributions to Partners                       (888,678)      (851,492)
  Redemption Payments                              (36,846)       (19,227)
                                                -----------    -----------
       Net Cash Used For
         Financing Activities                   (1,053,986)      (873,660)
                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           (152,804)        28,249

CASH AND CASH EQUIVALENTS, beginning of period     847,559        875,777
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period       $   694,755    $   904,026
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2003  $ 12,908   $13,083,999   $13,096,907   16,325.90

  Distributions              (22,110)     (829,382)     (851,492)

  Redemption Payments           (577)      (18,650)      (19,227)     (22.50)

  Net Income                  18,182       877,490       895,672
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2004 $  8,403   $13,113,457   $13,121,860   16,303.40
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2004  $  4,326   $12,775,040   $12,779,366   16,173.78

  Distributions              (24,438)     (864,240)     (888,678)

  Redemption Payments         (1,106)      (35,740)      (36,846)     (41.16)

  Net Income                  15,453       499,643       515,096
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2005 $ (5,765)  $12,374,703   $12,368,938   16,132.62
                             ========   ===========   ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2005

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

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

(5)  Discontinued Operations - (Continued)

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

     During the first nine months of 2005 and 2004, the Partnership distributed $151,515 and $171,717 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.30 and $10.43 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                           Three Months Ended      Nine Months Ended
                          9/30/05      9/30/04    9/30/05     9/30/04

Rental Income             $     0    $     0    $      0    $ 10,381
Property Management Expenses    0          0      (4,988)     (3,325)
Depreciation                    0          0           0           0
Gain on Disposal of Real Estate 0          0           0     434,401
                           -------    -------    --------    --------
 Income (Loss) from
  Discontinued Operations $     0    $ 0        $ (4,988)   $441,457
                           =======    =======    ========    ========

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

Results of Operations

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized rental income from continuing operations of $938,007 and $888,388, respectively. In 2005, rental income increased due to additional rent received from two property acquisitions in 2004 and rent increases on five properties. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.

       For the nine months ended September 30, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $135,907 and $119,600, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,190 and $83,852, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2004, when compared to 2005, mainly as the result of expenses incurred in 2004 related to the Razzoo's situation. As discussed below, the majority of these expenses were reimbursed by the lessee in the fourth quarter of 2004.

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

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR is entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

       For the nine months ended September 30, 2005 and 2004, the Partnership recognized interest income of $13,466 and $18,066, respectively. In 2005, interest income decreased due to the Partnership receiving less interest from construction advances and having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2005, the Partnership recognized a loss from discontinued operations of $4,988, representing property management expenses. For the nine months ended September 30, 2004, the Partnership recognized income from discontinued operations of $441,457, representing rental income less property management expenses of $7,056 and gain on disposal of real estate of $434,401.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2005, the Partnership's cash balances decreased $152,804 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2004, the Partnership's cash balances increased $28,249 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $636,652 in 2004 to $901,182 in 2005 as a result of an increase in total rental and interest income in 2005, a decrease in Partnership administration and property management expenses in 2005 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2004, the Partnership generated cash flow from the sale of real estate of $1,998,546. During the same period, the Partnership expended $1,733,289 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2005 and 2004, the Partnership declared distributions of $888,678 and $851,492, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $864,240 and $829,382 and the General Partners received distributions of $24,438 and $22,110 for the periods, respectively. In December 2004, the Partnership declared a special distribution of $171,717 of net sale proceeds, which resulted in a higher distribution payable at December 31, 2004.

        During the first nine months of 2005 and 2004, the Partnership distributed $151,515 and $171,717 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $9.30 and $10.43 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Dated:  November 4, 2005      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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