Form 10KSB
period 2005-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2006-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2005

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

Securities registered under Section 12(b) of the Exchange Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:

                      Limited Partnership Units
                        (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No [X]

The Issuer's revenues for the year ended December 31, 2005 were $1,258,270.

As of February 28, 2006, there were 16,091.620 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $16,091,620.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain tenants may be granted options to purchase properties after a specified portion of the lease term has elapsed. The Partnership expects to sell some or all of its properties prior to its final liquidation and to reinvest the proceeds from such sales in additional properties. The Partnership reserves the right, at the discretion of the General Partners, to either distribute proceeds from the sale of properties to the Partners or to reinvest such proceeds in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. It is anticipated that the Partnership will commence liquidation through the sale of its remaining properties twelve to fifteen years after its formation, although final liquidation may be delayed by a number of circumstances, including market conditions and seller financing of properties.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

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

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2005, six tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 82% of total rental revenue in 2005. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2006 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2005.

                          Total Property             Annual    Annual
                 Purchase  Acquisition               Lease     Rent Per
Property           Date      Costs      Tenant      Payment    Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                        Ohio Valley
 (.8729%)        12/10/97 $   14,580  Bistros, Inc. $  1,597   $40.57

Hollywood Video Store                  Hollywood
 Saraland, AL                        Entertainment
 (3.08%)          1/26/99 $   42,439  Corporation   $  4,469   $19.38

Arby's Restaurant
 Homewood, AL                            RTM
 (.5877%)          7/9/99 $    8,184 Alabama, Inc   $    750   $39.18

Children's World                      KinderCare
 Daycare Center                        Learning
 Abingdon, MD     7/14/99 $1,051,772 Centers, Inc.  $100,845   $13.60

Children's World                      KinderCare
 Daycare Center                        Learning
 Pearland, TX     7/14/99 $  943,416 Centers, Inc.  $ 91,999   $12.11

Children's World
 Daycare Center                       KinderCare
 DePere, WI                            Learning
 (7.3845%)        7/14/99 $   87,687 Centers, Inc.  $  8,623   $11.47

                                       Hollywood
Hollywood Video Store                Entertainment
 Minot, ND        7/16/99 $1,330,000  Corporation   $144,668   $19.27

Tumbleweed Restaurant
 Fort Wayne, IN   8/31/99 $1,316,695 Tumbleweed,Inc.$147,461   $24.76


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                          Total Property             Annual    Annual
                 Purchase  Acquisition               Lease     Rent Per
Property           Date      Costs      Tenant      Payment    Sq. Ft.

Children's World
 Daycare Center                       KinderCare
 Golden, CO                            Learning
 (1.9962%)        9/28/00 $   33,528  Centers, Inc. $  3,642   $21.29

Children's World
 Daycare Center                       KinderCare
 Plainfield, IL                        Learning
 (.3154%)         5/14/01 $    4,645  Centers, Inc. $    445   $15.76

Razzoo's Restaurant
 Austin, TX
 (48.0%)          6/27/01 $1,544,214  Razzoo's, LP  $157,287   $33.44

Garden Ridge
 Retail Store
 Woodlands, TX                        Garden Ridge,
 (32.0%)          8/27/03 $2,661,132      L.P.      $234,624   $ 6.57

Johnny Carino's
 Restaurant
 Longmont, CO                        Kona Restaurant
 (50.0%)         12/30/03 $1,293,405   Group, Inc.  $109,072   $33.67

Champps Americana
 Restaurant                             Champps
 West Chester, OH                      Operating
 (50.0%)          1/13/04 $1,569,884  Corporation   $160,000   $32.21

Jared Jewelry Store
 Sugar Land, TX                     Sterling Jewelers
 (40.0%)          7/15/04 $1,533,966      Inc.      $116,290   $47.54

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Razzoo's restaurant are owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership. The remaining interests in the Garden Ridge retail store are owned by AEI Real Estate Fund XVIII Limited Partnership, AEI Income &
Growth Fund 24 LLC and unrelated third parties. The remaining interests in the Johnny Carino's restaurant and the Jared Jewelry store are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Champps Americana restaurant is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant, the Arby's restaurant and the Children's World daycare centers in DePere, Wisconsin, Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

        At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the Johnny Carino's restaurant, which had a remaining primary Lease term of 13 years. The Leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

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

        Through December 31, 2005, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2005, there were 730 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $33,449 and $31,245 were made to the General Partners and $1,222,920 and $1,272,866 were made to the Limited Partners in 2005 and 2004, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $250,000 and $390,000 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number of
                                       Total Number of Units Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                  of Units  Price Paid Publicly Announced    Under the Plans
    Period       Purchased   per Unit  Plans or Programs     or Programs

10/1/05 to 10/31/05   19    $ 857.22        803.60(1)             (2)

11/1/05 to 11/30/05   --       --              --                  --

12/1/05 to 12/31/05   --       --              --                  --

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

Results of Operations

        For  the  years  ended December 31, 2005  and  2004,  the
Partnership recognized rental income from continuing operations of $1,258,270 and $1,196,195, respectively. In 2005, rental income  increased  due  to  additional  rent  received  from  two property acquisitions in 2004 and rent increases on six properties. These increases were partially offset by a reduction in rent from the Garden Ridge property as discussed below.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2005 and 2004, the Partnership incurred Partnership administration expenses from affiliated parties of $175,148 and $162,881, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,220 and $36,676, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the years ended December 31, 2005 and 2004, the Partnership recognized interest income of $18,519 and $21,680, respectively.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2005, the Partnership recognized a loss from discontinued operations of $4,988, representing property management expenses. For the year ended December 31, 2004, the Partnership recognized income from discontinued operations of $441,457, representing rental income less property management expenses of $7,056 and gain on disposal of real estate of $434,401.

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

Liquidity and Capital Resources

       During the year ended December 31, 2005, the Partnership's cash balances decreased $233,849 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2004, the Partnership's cash balances decreased $28,218 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities increased from $980,821 in 2004 to $1,161,116 in 2005 as a result of an increase in total rental and interest income in 2005 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2004, the Partnership generated cash flow from the sale of real estate of $1,998,546. During the same period, the Partnership expended $1,736,629 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2005 and 2004, the Partnership declared distributions of $1,256,369 and $1,304,111, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,222,920 and $1,272,866 and the General Partners received distributions of $33,449 and $31,245 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $42,626 and $85,253, respectively, of net sale proceeds. In December 2004, the Partnership declared a special distribution of $171,717 of net sale proceeds, which resulted in higher distributions in 2004 and a higher distribution payable at December 31, 2004.

       During 2005 and 2004, the Partnership distributed $252,525 and $393,939 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $15.51 and $24.03 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2005, five Limited Partners redeemed a  total  of
60.16 Partnership Units for $52,027 in accordance with the Partnership Agreement. During 2004, seven Limited Partners redeemed a total of 152.12 Partnership Units for $129,399. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 33 Limited Partners redeemed 591.32 Partnership Units for $450,499. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,609 and $4,002 in 2005 and 2004, respectively.

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



        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005 and 2004

Statements for the Years Ended December 31, 2005 and 2004:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota


     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2005 and 2004, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



                      /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                              Certified Public Accountants

Minneapolis, Minnesota
January 27, 2006

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS
                                                     2005           2004
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   613,710   $   847,559
  Receivables                                              0        59,272
                                                  -----------   -----------
      Total Current Assets                           613,710       906,831
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,584,824     4,584,824
  Buildings and Equipment                          8,850,723     8,850,723
  Accumulated Depreciation                        (1,426,065)   (1,067,008)
                                                  -----------   -----------
      Net Investments in Real Estate              12,009,482    12,368,539
                                                  -----------   -----------
        Total Assets                             $12,623,192   $13,275,370
                                                  ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    63,317   $    20,125
  Distributions Payable                              363,008       447,968
  Unearned Rent                                       17,130        27,911
                                                  -----------   -----------
      Total Current Liabilities                      443,455       496,004
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (9,421)        4,326
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,114 and 16,174 Units outstanding in
   2005 and 2004, respectively                    12,189,158    12,775,040
                                                  -----------   -----------
      Total Partners' Capital                     12,179,737    12,779,366
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $12,623,192   $13,275,370
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2005         2004

RENTAL INCOME                                    $ 1,258,270   $ 1,196,195

EXPENSES:
  Partnership Administration - Affiliates            175,148       162,881
  Partnership Administration and Property
     Management - Unrelated Parties                   27,220        36,676
  Depreciation                                       359,057       339,804
                                                  -----------   -----------
      Total Expenses                                 561,425       539,361
                                                  -----------   -----------

OPERATING INCOME                                     696,845       656,834

OTHER INCOME:
  Interest Income                                     18,519        21,680
                                                  -----------   -----------

INCOME FROM CONTINUING OPERATIONS                    715,364       678,514

Income (Loss) from Discontinued Operations            (4,988)      441,457
                                                  -----------   -----------
NET INCOME                                       $   710,376   $ 1,119,971
                                                  ===========   ===========
NET INCOME ALLOCATED:
  General Partners                               $    21,311   $    26,665
  Limited Partners                                   689,065     1,093,306
                                                  -----------   -----------
                                                 $   710,376   $ 1,119,971
                                                  ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                         $     43.00   $     40.43
   Discontinued Operations                              (.30)        26.74
                                                  -----------   -----------
         Total                                   $     42.70   $     67.17
                                                  ===========   ===========
Weighted Average Units Outstanding                     16,138       16,277
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   710,376   $ 1,119,971

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    359,057       339,804
     Gain on Sale of Real Estate                           0      (434,401)
     (Increase) Decrease in Receivables               59,272       (15,081)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                     43,192       (57,383)
     Increase (Decrease) in Unearned Rent            (10,781)       27,911
                                                  -----------   -----------
       Total Adjustments                             450,740      (139,150)
                                                  -----------   -----------
       Net Cash Provided By
           Operating Activities                    1,161,116       980,821
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0    (1,736,629)
  Proceeds from Sale of Real Estate                        0     1,998,546
                                                  -----------   -----------
       Net Cash Provided By
           Investing Activities                            0       261,917
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable       (84,960)      166,556
  Distributions to Partners                       (1,256,369)   (1,304,111)
  Redemption Payments                                (53,636)     (133,401)
                                                  -----------   -----------
       Net Cash Used For
         Financing Activities                     (1,394,965)   (1,270,956)
                                                  -----------   -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (233,849)      (28,218)

CASH AND CASH EQUIVALENTS, beginning of period       847,559       875,777
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   613,710   $   847,559
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2003  $ 12,908   $13,083,999  $13,096,907   16,325.90

  Distributions              (31,245)   (1,272,866)  (1,304,111)

  Redemption Payments         (4,002)     (129,399)    (133,401)    (152.12)

  Net Income                  26,665     1,093,306    1,119,971
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2004     4,326    12,775,040   12,779,366   16,173.78

  Distributions              (33,449)   (1,222,920)  (1,256,369)

  Redemption Payments         (1,609)      (52,027)     (53,636)     (60.16)

  Net Income                  21,311       689,065      710,376
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $16,917,222 and $1,000, respectively.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2005 and 2004.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(2)  Summary of Significant Accounting Policies - (Continued)

     Newly Issued Pronouncements

       The    Partnership   has   considered    the    accounting
       pronouncements  issued  after  December   2004   and   has
       determined that none of these pronouncements will have a material impact on its financial statements.

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                2005         2004
a.AEI and AFM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                  $ 175,148    $ 162,881
                                              ========     ========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(3)  Related Party Transactions - (Continued)
                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                 2005       2004
b.AEI and AFM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs, legal
  and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and
  other property costs.                      $  32,208    $  40,001
                                              ========     ========
c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the sellers and/or tenants in the amount of
  $3,625 for 2004.                           $       0    $  21,539
                                              ========     ========
d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.      $       0    $  47,759
                                              ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary Lease terms varied from 15 to 20 years, except for the Johnny Carino's restaurant, which had a remaining primary Lease term of 13 years. The Leases provide the tenants with two to four five-
     year   renewal  options  subject  to  the  same  terms   and
     conditions as the primary term. The Leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2005 are as follows:

                               Buildings and         Accumulated
Property                  Land   Equipment    Total  Depreciation

TGI Friday's, Greensburg, PA $    6,439 $    8,141  $    14,580  $    2,722
Hollywood Video, Saraland, AL    17,654     24,785       42,439       6,897
Arby's, Homewood, AL              4,396      3,788        8,184       1,234
Children's World, Abingdon, MD  208,416    843,356    1,051,772     217,866
Children's World, Pearland, TX  204,105    739,311      943,416     190,987
Children's World, DePere, WI     19,509     68,178       87,687      17,612
Hollywood Video, Minot, ND      619,597    710,403    1,330,000     183,521
Tumbleweed, Fort Wayne, IN      489,027    827,668    1,316,695     237,307
Children's World, Golden, CO      7,684     25,844       33,528       5,428
Children's World, Plainfield, IL  1,313      3,332        4,645         616
Razzoo's, Austin, TX            647,114    897,100    1,544,214     174,862
Garden Ridge, Woodlands, TX     779,712  1,881,420    2,661,132     178,735
Johnny Carino's, Longmont, CO   560,383    733,022    1,293,405      58,642
Champps Americana,
    West Chester, OH            515,638  1,054,246    1,569,884      89,545
Jared Jewelry, Sugar Land, TX   503,837  1,030,129    1,533,966      60,091
                              ---------  ----------  -----------  ----------
                             $4,584,824 $8,850,723  $13,435,547  $1,426,065
                              =========  ==========  ===========  ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

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

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. However, rents are current. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to affirm the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's affirmation of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was affirmed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a 3.08% interest in a Hollywood Video store in Saraland, Alabama, a .5877% interest in an Arby's restaurant in Homewood, Alabama, a 7.3845% interest in a Children's World daycare center in DePere, Wisconsin, a 1.9962% interest in a Children's World daycare center in Golden, Colorado and a .3154% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2005, the minimum future rent payments required by the leases are as follows:

                       2006           $ 1,290,811
                       2007             1,296,999
                       2008             1,323,234
                       2009             1,326,546
                       2010             1,329,899
                       Thereafter       9,775,890
                                       -----------
                                      $16,343,379
                                       ===========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(4)  Investments in Real Estate - (Continued)

     There were no contingent rents recognized in 2005 or 2004.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

         Tenants                Industry           2005       2004

     Garden Ridge, L.P.          Retail        $  215,072  $  248,566
     KinderCare Learning
      Centers, Inc.              Child Care       205,305     194,538
     Champps Operating
      Corporation                Restaurant       160,000     156,471
     Razzoo's, LP                Restaurant       156,509     154,959
     Hollywood
      Entertainment Corporation  Retail           149,137     136,210
     Tumbleweed, Inc.            Restaurant       145,533     142,680
                                                ----------  ----------
     Aggregate rent revenue of major tenants   $1,031,556  $1,033,424
                                                ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                82%         86%
                                                ==========  ==========

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(6)  Discontinued Operations - (Continued)

     During 2005 and 2004, the Partnership distributed $252,525 and $393,939 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $15.51 and $24.03 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                      2005       2004

     Rental Income                                $       0   $   10,381
     Property Management Expenses                    (4,988)      (3,325)
     Gain on Disposal of Real Estate                      0      434,401
                                                   ---------   ----------
       Income (Loss) from Discontinued Operations $  (4,988)  $  441,457
                                                   =========   ==========

(7)  Partners' Capital -

     Cash distributions of $33,449 and $31,245 were made to the General Partners and $1,222,920 and $1,272,866 were made to the Limited Partners for the years ended December 31, 2005 and 2004, respectively. The Limited Partners' distributions represent $75.78 and $78.20 per Limited Partnership Unit outstanding using 16,138 and 16,277 weighted average Units in 2005 and 2004, respectively. The distributions represent $39.47 and $59.17 per Unit of Net Income and $36.31 and $19.03 per Unit of return of contributed capital in 2005 and 2004, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $250,000 and $390,000 of proceeds from property sales in 2005 and 2004, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(7)  Partners' Capital - (Continued)

     During 2005, five Limited Partners redeemed a total of 60.16 Partnership Units for $52,027 in accordance with the Partnership Agreement. During 2004, seven Limited Partners redeemed a total of 152.12 Partnership Units for $129,399. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,609 and $4,002 in 2005 and 2004, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $940.68 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                      2005       2004

     Net Income for Financial Reporting Purposes  $  710,376  $1,119,971

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes  116,664     111,648

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes        (35,916)     53,046

     Amortization of Start-Up and Organization Costs       0     (17,143)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes          0        (473)
                                                   ----------  ----------
           Taxable Income to Partners             $  791,124  $1,267,049
                                                   ==========  ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2005 AND 2004

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2005       2004

     Partners'Capital for Financial Reporting Purposes $12,179,737 $12,779,366

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     444,299     327,635

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               17,129      53,046

     Capitalized Start-Up Costs Under Section 195          277,805     277,805

     Amortization of Start-Up and Organization Costs      (283,805)   (283,805)

     Organization and Syndication Costs Treated as
      Reduction of Capital for Financial Reporting
      Purposes                                           2,424,726   2,424,726
                                                        ----------  ----------
         Partners' Capital for Tax Reporting Purposes  $15,059,891 $15,578,773
                                                        ==========  ==========

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                         2005                  2004
                                Carrying     Fair      Carrying     Fair
                                Amount       Value     Amount       Value

     Money Market Funds      $ 613,710   $ 613,710    $ 847,559  $ 847,559
                              ----------  ---------    ---------  ---------
          Total Cash and
            Cash Equivalents $ 613,710   $ 613,710    $ 847,559  $ 847,559
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

        Robert P. Johnson, age 61, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2006. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eleven limited partnerships and a managing member in four LLCs.

        Patrick W. Keene, age 46, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2006. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.


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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2005. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2005 fiscal year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2006:

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2005 and 2004.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2005, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2005.

  Person or Entity                                      Amount Incurred From
    Receiving                  Form and Method       Inception (July 31, 1996)
   Compensation                of Compensation          To December 31, 2005

AEI Securities, Inc.  Selling Commissions equal to 8%        $1,691,722
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  379,644
Affiliates            Acquisition Expenses

General Partners and  Reimbursement at Cost for all          $1,522,534
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, partner relations
                      and other administrative functions.

General Partners and  Reimbursement at Cost for all expenses $  401,631
Affiliates            related to the disposition of the
                      Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year.$  248,481

General Partners      1% of distributions of Net Proceeds    $   17,772
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.


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

ITEM 13.  EXHIBITS.  (Continued)

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

     10.16 Assignment of Lease, Indemnity and Assumption Agreement dated August 27, 2003 between the Partnership, AEI Real Estate Fund XVIII Limited Partnership, AEI Income & Growth Fund 24 LLC, AEI Real Estate Fund XV Limited Partnership and Cypress/GR Woodlands I, L.P. relating to the Property at 16778 I-45 South, Woodlands, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed September 6, 2003).

     10.17 Net Lease Agreement dated December 10, 2003 between the Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and Tia's Texas - Alamo, LLC relating to the Property at 2901 E. Central Texas Expressway, Killeen, Texas (incorporated by reference to
     Exhibit 10.21 of Form 10-KSB filed March 19, 2004).

     10.18 Net Lease Agreement dated December 30, 2003 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit
     10.23 of Form 10-KSB filed March 19, 2004).

     10.19 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 21,
     2004).

     10.20 Assignment of Purchase Agreement dated May 13, 2004 between the Partnership, AEI Accredited Investor Fund
     2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 29, 2004).

     10.21 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 29, 2004).

ITEM 13.  EXHIBITS.  (Continued)

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2005 and 2004:

     Fee Category                            2005       2004

     Audit Fees                           $  10,450   $  9,850
     Audit-Related Fees                         682        708
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  11,132   $ 10,558
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


                               AEI INCOME & GROWTH FUND XXII
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 17, 2006                 By:/s/ Robert P Johnson
                                      Robert P.Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                      Date


/s/Robert P Johnson   President (Principal Executive Officer)  March 17, 2006
   Robert P.Johnson   and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer and Treasurer    March 17, 2006
   Patrick W.Keene    (Principal Accounting Officer)