Form 10QSB
period 2006-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2006-05-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2006

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


                              INDEX




PART I.                                     Financial Information

 Item 1.Balance Sheet as of March 31, 2006 and December 31, 2005

        Statements for the Periods ended March 31, 2006 and 2005:

           Operations

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

 Item 2.Management's Discussion and Analysis

 Item 3.Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2006 AND DECEMBER 31, 2005

                           (Unaudited)

                             ASSETS

                                                    2006          2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   493,252   $   613,710

INVESTMENTS IN REAL ESTATE:
  Land                                            3,937,710     4,584,824
  Buildings and Equipment                         7,953,623     8,850,723
  Accumulated Depreciation                       (1,331,253)   (1,426,065)
                                                 -----------   -----------
                                                 10,560,080    12,009,482
  Real Estate Held for Sale                         864,000             0
                                                 -----------   -----------
      Net Investments in Real Estate             11,424,080    12,009,482
                                                 -----------   -----------
           Total  Assets                        $11,917,332   $12,623,192
                                                 ===========   ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    20,099   $    63,317
  Distributions Payable                             277,249       363,008
  Unearned Rent                                      30,371        17,130
                                                 -----------   -----------
      Total Current Liabilities                     327,719       443,455
                                                 -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (21,361)       (9,421)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   16,114 Units outstanding                      11,610,974    12,189,158
                                                 -----------   -----------
    Total Partners' Capital                      11,589,613    12,179,737
                                                 -----------   -----------
     Total Liabilities and Partners' Capital    $11,917,332   $12,623,192
                                                 ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2006           2005

RENTAL INCOME                                   $   281,126     $   280,043

EXPENSES:
   Partnership Administration - Affiliates           40,097          41,887
   Partnership Administration  and Property
      Management - Unrelated Parties                  7,638           8,282
      Depreciation                                   80,050          80,049
                                                 -----------     -----------
        Total Expenses                              127,785         130,218
                                                 -----------     -----------

OPERATING INCOME                                    153,341         149,825

OTHER INCOME:
  Interest Income                                     4,496           3,813
                                                 -----------     -----------

INCOME FROM CONTINUING OPERATIONS                   157,837         153,638

Income (Loss) from Discontinued Operations         (466,030)         28,683
                                                 -----------     -----------
NET INCOME (LOSS)                               $  (308,193)    $   182,321
                                                 ===========     ===========
NET INCOME (LOSS) ALLOCATED:
   General Partners                             $    (4,290)    $     5,470
   Limited Partners                                (303,903)        176,851
                                                 -----------     -----------
                                                $  (308,193)    $   182,321
                                                 ===========     ===========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                        $      9.50     $      9.21
   Discontinued Operations                           (28.36)           1.72
                                                 -----------     -----------
         Total                                  $    (18.86)    $     10.93
                                                 ===========     ===========
Weighted Average Units Outstanding                   16,114          16,174
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                      2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $  (308,193)   $   182,321

  Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
     Depreciation                                     89,764         89,764
     Real Estate Impairment                          495,638              0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (43,218)        43,786
     Increase in Unearned Rent                        13,241         55,968
                                                  -----------    -----------
       Total Adjustments                             555,425        189,518
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      247,232        371,839
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (85,759)      (170,884)
  Distributions to Partners                         (281,931)      (281,734)
                                                  -----------    -----------
       Net Cash Used For
           Financing Activities                     (367,690)      (452,618)
                                                  -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (120,458)       (80,779)

CASH AND CASH EQUIVALENTS, beginning of period       613,710        847,559
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   493,252    $   766,780
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.
<PAGE
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                 Limited
                                                               Partnership
                             General    Limited                   Units
                             Partners   Partners     Total     Outstanding


BALANCE, December 31, 2004 $  4,326   $12,775,040  $12,779,366   16,173.78

  Distributions              (8,250)     (273,484)    (281,734)

  Net Income                  5,470       176,851      182,321
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2005    $  1,546   $12,678,407  $12,679,953   16,173.78
                            ========   ===========  ===========  ==========


BALANCE, December 31, 2005 $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions              (7,650)     (274,281)    (281,931)

  Net Loss                   (4,290)     (303,903)    (308,193)
                            --------   -----------  -----------  ----------
BALANCE, March 31, 2006    $(21,361)  $11,610,974  $11,589,613   16,113.62
                            ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2006

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

 (5) Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

     Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $158,860 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                                     2006        2005

     Rental Income                                $  39,322  $  38,933
     Property Management Expenses                         0       (535)
     Depreciation                                    (9,714)    (9,715)
     Real Estate Impairment                        (495,638)         0
                                                   ---------  ---------
       Income (Loss) from Discontinued Operations $(466,030) $  28,683
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For the three months ended March 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $281,126 and $280,043, respectively. In 2006, rental income increased due to rent increases on two properties.

        For the three months ended March 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $40,097 and $41,887, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,638 and $8,282, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the three months ended March 31, 2006 and 2005, the Partnership recognized interest income of $4,496 and $3,813, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized a loss from discontinued operations of $466,030, representing a real estate impairment loss of $495,638, which was partially offset by rental income less depreciation of $29,608. For the three months ended March 31, 2005, the Partnership recognized income from discontinued operations of $28,683, representing rental income less property management expenses and depreciation.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. During this time, the tenant continued to pay rent and complied with the lease obligations.

        Subsequent to March 31, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $158,860 prior to that date. The Partnership is actively marketing the property for sale and is in the process of listing it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property is impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the three months ended March 31, 2006, the Partnership's cash balances decreased $120,458 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2005, the Partnership's cash balances decreased $80,779 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $371,839 in 2005 to $247,232 in 2006 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2006 and 2005, the Partnership did not engage in any investing activities.

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

        For the three months ended March 31, 2006 and 2005, the Partnership declared distributions of $281,931 and $281,734, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $274,281 and $273,484 and the General Partners received distributions of $7,650 and $8,250 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $42,626 and $85,253, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005.

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

        During  2005, five Limited Partners redeemed a  total  of
60.16 Partnership Units for $52,027 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 40 Limited Partners redeemed 743.44 Partnership Units for $579,898. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,609 in 2005.

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

Dated:  May 5, 2006           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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