Form 10QSB
period 2006-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2006-08-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2006 and December 31, 2005

         Statements for the Periods ended June 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2006 AND DECEMBER 31, 2005
                           (Unaudited)

                             ASSETS
                                                    2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,401,677    $   613,710
  Receivables                                           776              0
  Note Receivable                                   108,228              0
                                                 -----------    -----------
      Total Current Assets                        1,510,681        613,710
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            3,448,683      4,584,824
  Buildings and Equipment                         7,125,955      8,850,723
  Accumulated Depreciation                       (1,158,180)    (1,426,065)
                                                 -----------    -----------
                                                  9,416,458     12,009,482
  Real Estate Held for Sale                         864,000              0
                                                 -----------    -----------
      Net Investments in Real Estate             10,280,458     12,009,482
                                                 -----------    -----------
NOTE RECEIVABLE - Net of Current Portion             47,042              0
                                                 -----------    -----------
           Total  Assets                        $11,838,181    $12,623,192
                                                 ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    46,902    $    63,317
  Distributions Payable                             275,327        363,008
  Unearned Rent                                      50,120         17,130
                                                 -----------    -----------
      Total Current Liabilities                     372,349        443,455
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (26,845)        (9,421)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,970 and 16,114 Units outstanding in
   2006 and 2005, respectively                   11,492,677     12,189,158
                                                 -----------    -----------
      Total Partners' Capital                    11,465,832     12,179,737
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $11,838,181    $12,623,192
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                                 Three Months Ended        Six Months Ended
                                6/30/06      6/30/05     6/30/06     6/30/05

RENTAL INCOME                  $ 246,589   $ 243,902    $ 490,850  $ 487,802

EXPENSES:
   Partnership Administration -
     Affiliates                   40,130      46,520       80,227     88,407
   Partnership Administration
     and Property Management -
     Unrelated Parties            11,256       9,984       18,894     18,089
   Depreciation                   72,141      72,142      144,284    144,284
                                ---------   ---------    ---------  ---------
        Total Expenses           123,527     128,646      243,405    250,780
                                ---------   ---------    ---------  ---------

OPERATING INCOME                 123,062     115,256      247,445    237,022

OTHER INCOME:
   Interest Income                11,686       4,471       16,182      8,284
                                ---------   ---------    ---------  ---------
INCOME FROM CONTINUING
   OPERATIONS                    134,748     119,727      263,627    245,306

Income(Loss) from
  Discontinued Operations        145,508      51,947     (291,564)   108,689
                                ---------   ---------    ---------  ---------
NET INCOME (LOSS)              $ 280,256   $ 171,674    $ (27,937) $ 353,995
                                =========   =========    =========  =========
NET INCOME (LOSS) ALLOCATED:
   General Partners            $   4,011   $   5,150    $    (279) $  10,620
   Limited Partners              276,245     166,524      (27,658)   343,375
                                ---------   ---------    ---------  ---------
                               $ 280,256   $ 171,674    $ (27,937) $ 353,995
                                =========   =========    =========  =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations       $    8.35   $    7.20    $   16.27  $   14.73
   Discontinued Operations          8.95        3.12       (17.99)      6.53
                                ---------   ---------    ---------  ---------
        Total                  $   17.30   $   10.32    $   (1.72) $   21.26
                                =========   =========    =========  =========
Weighted Average
  Units Outstanding               15,970      16,133       16,042     16,153
                                =========   =========    =========  =========

The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)

                                                       2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $   (27,937)   $   353,995

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    165,859        179,528
     Real Estate Impairment                          495,638              0
     Gain on Sale of Real Estate                     (93,745)             0
     (Increase) Decrease in Receivables                 (776)        59,272
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (16,415)        56,393
     Increase in Unearned Rent                        32,990         36,444
                                                  -----------    -----------
       Total Adjustments                             583,551        331,637
                                                  -----------    -----------
       Net Cash Provided By Operating Activities     555,614        685,632
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                  997,272              0
  Payments Received on Note Receivable                 8,730              0
                                                  -----------    -----------
        Net Cash Provided By Investing Activities  1,006,002              0
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (87,681)      (169,883)
  Distributions to Partners                         (561,981)      (564,496)
  Redemption Payments                               (123,987)       (36,846)
                                                  -----------    -----------
        Net Cash Used For Financing Activities      (773,649)      (771,225)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              787,967        (85,593)

CASH AND CASH EQUIVALENTS, beginning of period       613,710        847,559
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 1,401,677    $   761,966
                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property  $   164,000    $         0
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $  4,326   $12,775,040  $12,779,366   16,173.78

  Distributions              (16,733)     (547,763)    (564,496)

  Redemption Payments         (1,106)      (35,740)     (36,846)     (41.16)

  Net Income                  10,620       343,375      353,995
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2005      $ (2,893)  $12,534,912  $12,532,019   16,132.62
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions              (13,425)     (548,556)    (561,981)

  Redemption Payments         (3,720)     (120,267)    (123,987)    (143.73)

  Net Loss                      (279)      (27,658)     (27,937)
                             --------   -----------  -----------  ----------
BALANCE, June 30, 2006      $(26,845)  $11,492,677  $11,465,832   15,969.89
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2006

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2006 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

     On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

(5)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007. As of June 30, 2006, the outstanding principal due on the Note was $155,270.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

     On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $158,860 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2006, the property was classified as Real Estate Held for Sale.

     On May 11, 2006, the Partnership sold the Tumbleweed restaurant in Fort Wayne, Indiana for $1,200,000 to the tenant. The sale agreement required a cash payment of $1,036,000 and a Promissory Note for $164,000. The Partnership recognized net sale proceeds of $1,161,272, which resulted in a net gain of $93,745. At the time of sale, the cost and related accumulated depreciation was $1,316,695 and $249,168, respectively.

     During the first six months of 2006 and 2005, the Partnership distributed $131,313 and $50,505 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.14 and $3.10 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations -

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                                Three Months Ended       Six Months Ended
                               6/30/06      6/30/05     6/30/06     6/30/05

Rental Income                 $  55,971   $  75,074   $ 132,158   $ 150,150
Property Management Expenses       (254)     (5,505)       (254)     (6,217)
Depreciation                     (3,954)    (17,622)    (21,575)    (35,244)
Real Estate Impairment                0           0    (495,638)          0
Gain on Disposal of Real Estate  93,745           0      93,745           0
                               ---------   ---------   ---------   ---------
   Income (Loss) from
      Discontinued Operations $ 145,508   $  51,947   $(291,564)  $ 108,689
                               =========   =========   =========   =========

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the six months ended June 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $490,850 and $487,802, respectively. In 2006, rental income increased due to rent increases on two properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership incurred Partnership administration expenses from affiliated parties of $80,227 and $88,407, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,894 and $18,089, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        In February 2004, Garden Ridge, L.P. (GR), the tenant of the Garden Ridge retail store in Woodlands, Texas, filed for Chapter 11 bankruptcy reorganization. In press releases, GR reported rejecting the leases of 9 of 44 stores and that it was attempting to renegotiate lease terms for its other stores. The Woodlands store was not identified as one of the nine to be closed. GR entered into negotiations with the property owners of the Woodlands store to arrive at an agreement to modify rental terms that would induce GR to assume the Lease for this property. GR and the property owners subsequently agreed to a lease amendment to reduce the annual rent by 23%, with a 10% rent increase on January 1, 2008. The Partnership's share of the new rental amount is $234,624. The amendment provides for additional rental payments if the store's sales exceed certain stated amounts. The amendment also calls for the owners to waive rent for one month during the first six months following the bankruptcy court's approval of GR's assumption of the Lease. With the exception of February 2004, GR made all rental payments due under its original lease.

       On April 28, 2005, the bankruptcy court approved GR's Plan of Reorganization. As part of the Plan, the lease for the Woodlands store was assumed by GR and the lease amendment became effective. Pursuant to the amendment, GR selected July 2005 as the one month to have rent waived. In May 2005, GR paid the rent due for February 2004 and, pursuant to the amendment, GR was entitled to credit an equal amount against any installment of rent due in the future. GR applied the credit for the February rent against rent due for August and September 2005. As of the date of this report, GR has complied with all Lease terms as amended.

        For the six months ended June 30, 2006 and 2005, the Partnership recognized interest income of $16,182 and $8,284, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized a loss from discontinued operations of $291,564, representing a real estate impairment loss of $495,638, which was partially offset by rental income less property management expenses and depreciation of $110,329 and gain on disposal of real estate of $93,745. For the six months ended June 30, 2005, the Partnership recognized income from discontinued operations of $108,689, representing rental income less property management expenses and depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expires October 31, 2006, the tenant can elect to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant can elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. The lease cannot be terminated prior to October 31, 2006. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        On  April  30, 2006, the tenant exercised its  option  to
terminate the lease effective October 31, 2006. The tenant is required to pay the Partnership a termination payment of $158,860 prior to that date. The Partnership is actively marketing the property for sale and has listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment. At June 30, 2006, the property was classified as Real Estate Held for Sale.

        On May 11, 2006, the Partnership sold the Tumbleweed restaurant in Fort Wayne, Indiana for $1,200,000 to the tenant. The sale agreement required a cash payment of $1,036,000 and a Promissory Note for $164,000. The Partnership recognized net sale proceeds of $1,161,272, which resulted in a net gain of $93,745. At the time of sale, the cost and related accumulated depreciation was $1,316,695 and $249,168, respectively. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2006, the Partnership's cash balances increased $787,967 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2005, the Partnership's cash balances decreased $85,593 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $685,632 in 2005 to $555,614 in 2006 as a result of a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Partnership generated cash flow from the sale of real estate of $997,272.

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

        For  the  six  months ended June 30, 2006 and  2005,  the
Partnership declared distributions of $561,981 and $564,496, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $548,556 and $547,763 and the General Partners received distributions of $13,425 and $16,733 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $42,626 and $85,253, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 1, 2006, four Limited Partners redeemed a total of 143.73 Partnership Units for $120,267 in accordance with the Partnership Agreement. On April 1, 2005, three Limited Partners redeemed a total of 41.16 Partnership Units for $35,740. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 40 Limited Partners redeemed 743.44 Partnership Units for $579,898. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $3,720 and $1,106 in 2006 and 2005, respectively.

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

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

        (a) During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       (b) Not applicable.


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 2. UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF
        PROCEEDS

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

      Small Business Issuer Purchases of Equity Securities

                                    Total Number of Units Maximum Number of
             Total Number Average   Purchased as Part of  Units that May Yet
              of Units   Price Paid Publicly Announced    Be Purchased Under
   Period    Purchased   per Unit   Plans or Programs     the Plans or Programs

4/1/06 to 4/30/06  143.73 $836.78        947.33(1)                (2)

5/1/06 to 5/31/06    --     --              --                     --

6/1/06 to 6/30/06    --     --              --                     --

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1  Purchase  Agreement  dated May  11,  2006  between  the
    Partnership and Tumbleweed, Inc. relating to the Property at 6040 Lima Road, Fort Wayne, Indiana.

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

Dated:  August 4, 2006        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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