Form 10QSB
period 2006-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2006-11-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2006

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2006 and December 31, 2005

         Statements for the Periods ended September 30, 2006 and 2005:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                           (Unaudited)

                             ASSETS
                                                   2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                   $   380,327     $   613,710
  Receivables                                         644               0
  Note Receivable                                 109,859               0
                                               -----------     -----------
      Total Current Assets                        490,830         613,710
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          2,722,669       4,584,824
  Buildings and Equipment                       5,160,728       8,850,723
  Accumulated Depreciation                       (753,246)     (1,426,065)
                                               -----------     -----------
                                                7,130,151      12,009,482
  Real Estate Held for Sale                     4,098,562               0
                                               -----------     -----------
      Net Investments in Real Estate           11,228,713      12,009,482
                                               -----------     -----------
NOTE RECEIVABLE - Net of Current Portion           18,958               0
                                               -----------     -----------
           Total  Assets                      $11,738,501     $12,623,192
                                               ===========     ===========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    51,569     $    63,317
  Distributions Payable                           278,034         363,008
  Unearned Rent                                    39,461          17,130
                                               -----------     -----------
      Total Current Liabilities                   369,064         443,455
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    656          (9,421)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,970 and 16,114 Units outstanding in
   2006 and 2005, respectively                 11,368,781      12,189,158
                                               -----------     -----------
    Total Partners' Capital                    11,369,437      12,179,737
                                               -----------     -----------
      Total Liabilities and Partners' Capital $11,738,501     $12,623,192
                                               ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                               Three Months Ended        Nine Months Ended
                              9/30/06      9/30/05      9/30/06     9/30/05

RENTAL INCOME              $   165,379  $   160,035  $   488,494  $   480,102

EXPENSES:
   Partnership Administration -
     Affiliates                 41,477       47,500      121,704      135,907
   Partnership Administration
     and Property Management -
     Unrelated Parties           1,975        2,817       15,629       15,590
   Depreciation                 46,161       44,895      135,951      134,685
                            -----------  -----------  -----------  -----------
        Total Expenses          89,613       95,212      273,284      286,182
                            -----------  -----------  -----------  -----------

OPERATING INCOME                75,766       64,823      215,210      193,920

OTHER INCOME:
   Interest Income              16,760        5,182       32,942       13,466
                            -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                   92,526       70,005      248,152      207,386

Income(Loss) from
  Discontinued Operations       93,837       91,096      (89,726)     307,710
                            -----------  -----------  -----------  -----------
NET INCOME                 $   186,363  $   161,101  $   158,426  $   515,096
                            ===========  ===========  ===========  ===========
NET INCOME ALLOCATED:
   General Partners        $    35,983  $     4,833  $    35,704  $    15,453
   Limited Partners            150,380      156,268      122,722      499,643
                            -----------  -----------  -----------  -----------
                           $   186,363  $   161,101  $   158,426  $   515,096
                            ===========  ===========  ===========  ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations   $      4.68  $      4.21  $     15.03  $     12.46
   Discontinued Operations        4.74         5.48        (7.37)       18.49
                            -----------  -----------  -----------  -----------
        Total              $      9.42  $      9.69  $      7.66  $     30.95
                            ===========  ===========  ===========  ===========
Weighted Average Units
  Outstanding                   15,970       16,133       16,018       16,146
                            ===========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   158,426    $   515,096

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    239,267        269,292
     Real Estate Impairment                          495,638              0
     Gain on Sale of Real Estate                     (93,745)             0
     (Increase) Decrease in Receivables                 (644)        59,272
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (11,748)        58,613
     Increase (Decrease) in Unearned Rent             22,331         (1,091)
                                                  -----------    -----------
       Total Adjustments                             651,099        386,086
                                                  -----------    -----------
       Net Cash Provided By Operating Activities     809,525        901,182
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (1,021,663)             0
  Proceeds from Sale of Real Estate                  997,272              0
  Payments Received on Note Receivable                35,183              0
                                                  -----------    -----------
      Net Cash Provided By Investing  Activities      10,792              0
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (84,974)      (128,462)
  Distributions to Partners                         (844,740)      (888,678)
  Redemption Payments                               (123,986)       (36,846)
                                                  -----------    -----------
        Net Cash Used For Financing Activities    (1,053,700)    (1,053,986)
                                                  -----------    -----------
NET DECREASE IN CASH
   AND CASH EQUIVALENTS                             (233,383)      (152,804)

CASH AND CASH  EQUIVALENTS, beginning of period      613,710        847,559
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   380,327    $   694,755
                                                  ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note  Receivable Acquired in Sale of Property $   164,000    $         0
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 2004  $  4,326   $12,775,040  $12,779,366   16,173.78

  Distributions              (24,438)     (864,240)    (888,678)

  Redemption Payments         (1,106)      (35,740)     (36,846)     (41.16)

  Net Income                  15,453       499,643      515,096
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2005 $ (5,765)  $12,374,703  $12,368,938   16,132.62
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions              (21,908)     (822,832)    (844,740)

  Redemption Payments         (3,719)     (120,267)    (123,986)    (143.73)

  Net Income                  35,704       122,722      158,426
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $    656   $11,368,781  $11,369,437   15,969.89
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2006

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,021,663. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

(5)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007. As of September 30, 2006, the outstanding principal due on the Note was $128,817.

(6)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     On  April  30,  2006,  the tenant exercised  its  option  to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $158,860 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2006, the property was classified as Real Estate Held for Sale.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $864,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     Subsequent to September 30, 2006, the Partnership sold its 32% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $2,795,000, which resulted in a net gain of approximately $369,000. At the time of sale, the cost and related accumulated depreciation was $2,661,132 and $235,177, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,425,955.

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

     In November 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Abingdon, Maryland to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,458,500, which will result in a net gain of approximately $650,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $808,607.

     During the first nine months of 2006 and 2005, the Partnership distributed $131,313 and $151,515 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.14 and $9.30 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(7)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended        Nine Months Ended
                               9/30/06      9/30/05      9/30/06     9/30/05

Rental Income                 $ 123,582    $ 140,020   $ 423,475  $ 457,905
Property Management Expenses     (2,498)      (4,055)     (7,992)   (15,588)
Depreciation                    (27,247)     (44,869)   (103,316)  (134,607)
Real Estate Impairment                0            0    (495,638)         0
Gain on Disposal of Real Estate       0            0      93,745          0
                               ----------   ---------   ---------  ---------
   Income (Loss) from
      Discontinued Operations $  93,837    $  91,096   $ (89,726) $ 307,710
                               ==========   =========   =========  =========

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

Results of Operations

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized rental income from continuing operations of $488,494 and $480,102, respectively. In 2006, rental income increased due to additional rent received from one property acquisition in 2006 and rent increases on two properties.

       For the nine months ended September 30, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $121,704 and $135,907, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,629 and $15,590, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2006 and 2005, the Partnership recognized interest income of $32,942 and $13,466, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the nine months ended September 30, 2006, the Partnership recognized a loss from discontinued operations of $89,726, representing a real estate impairment loss of $495,638, which was partially offset by rental income less property management expenses and depreciation of $312,167 and gain on disposal of real estate of $93,745. For the nine months ended September 30, 2005, the Partnership recognized income from discontinued operations of $307,710, representing rental income less property management expenses and depreciation.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant has continued to pay rent and comply with its lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the lease effective October 31, 2006. Subsequent to September 30, 2006, the tenant paid the Partnership the required payment of $158,860 and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment. At September 30, 2006, the property was classified as Real Estate Held for Sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $864,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement.

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

       Subsequent to September 30, 2006, the Partnership sold its 32% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of approximately $2,795,000, which resulted in a net gain of approximately $369,000. At the time of sale, the cost and related accumulated depreciation was $2,661,132 and $235,177, respectively. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $2,425,955.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         In November 2006, the Partnership entered into an agreement to sell the Children's World daycare center in
Abingdon, Maryland to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,458,500, which will result in a net gain of approximately $650,000. If this sale is not completed, it is likely the Partnership will seek another buyer for the property and may not be able to negotiate a similar purchase agreement. At September 30, 2006, the property was classified as Real Estate Held for Sale with a book value of $808,607.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2006, the Partnership's cash balances decreased $233,383 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property,. During the nine months ended September 30, 2005, the Partnership's cash balances decreased $152,804 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $901,182 in 2005 to $809,525 in 2006 as a result of a decrease in total rental and interest income in 2006 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Partnership generated cash flow from the sale of real estate of $997,272. During the same period, the Partnership expended $1,021,663 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,021,663. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and annual rental payments of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       For the nine months ended September 30, 2006 and 2005, the Partnership declared distributions of $844,740 and $888,678, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $822,832 and $864,240 and the General Partners received distributions of $21,908 and $24,438 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of $42,626 and $85,253, respectively, of net sale proceeds, which resulted in a higher distribution payable at December 31, 2005 and higher distributions for the first nine months of 2005, when compared to the first nine months of 2006.

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

        On April 1, 2006, four Limited Partners redeemed a total of 143.73 Partnership Units for $120,267 in accordance with the Partnership Agreement. On April 1, 2005, three Limited Partners redeemed a total of 41.16 Partnership Units for $35,740. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 40 Limited Partners redeemed 743.44 Partnership Units for $579,898. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $3,719 and $1,106 in 2006 and 2005, respectively.

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


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS

    10.1 Contract of Sale dated August 17, 2006 between the Partnership, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 8,
    2006).

    10.2 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania.

    10.3 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited
    Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania.

    10.4 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas.

    10.5  Purchase Agreement dated November 5, 2006  between  the
    Partnership and the VanderMeer Family Trust relating to the Property at 3325 Trellis Lane, Abingdon, Maryland.

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

Dated:  November 9, 2006      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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