Form 10KSB
period 2006-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2007-03-27
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2006

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

The Issuer's revenues for the year ended December 31, 2006 were $674,150.

As of February 28, 2007, there were 15,862.140 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,862,140.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased twelve properties, including partial interests in three properties, at a total cost of $13,363,547. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under triple net leases.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The primary lease terms are for 13 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

        The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. Certain tenants may be granted options to purchase the property at a formula price, which would exceed the original cost. The actual sale price of a property to a tenant may or may not exceed original cost depending on market and other conditions.

Property Activity

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $158,860 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the
Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

        On December 6, 2002, the Partnership purchased a 50% interest in a parcel of land in West Chester, Ohio for $506,000. The Partnership obtained title to the land in the form of an undivided fee simple interest in the 50% interest purchased. The land is leased to Champps Operating Corporation (Champps) under a Lease Agreement with a primary term of 20 years and initial annual rent of $50,600. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to Champps for the construction of a Champps Americana restaurant on the site. Pursuant to the Lease, any improvements to the land during the term of the Lease become the property of the lessor. The Partnership charged interest on the advances at a rate of 10.0%. On January 13, 2004, after the development was completed, the Lease Agreement was amended to require initial annual rent of $160,000. The Partnership's share of the total acquisition costs, including the cost of the land, was $1,569,884. The remaining interest in the property was purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership.

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

       On November 3, 2006, the Partnership sold its 32% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of $2,792,170, which resulted in a net gain of $366,215. At the time of sale, the cost and related accumulated depreciation was $2,661,132 and $235,177, respectively. Through the date of sale, GR complied with all Lease terms as amended.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       During the first quarter of 2004, the Partnership sold its remaining 43.2163% interest in the Hollywood Video store in Muscle Shoals, Alabama, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $668,266, which resulted in a net gain of $144,885. The total cost and related accumulated depreciation of the interests sold was $579,370 and $55,989, respectively.

       During the first quarter of 2004, the Partnership sold its 50% interest in the Tia's Tex-Mex restaurant in Killeen, Texas, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,330,280, which resulted in a net gain of $289,516. The total cost and related accumulated depreciation of the interests sold was $1,041,935 and $1,171, respectively.

       On July 15, 2004, the Partnership purchased a 40% interest in a Jared Jewelry store in Sugar Land, Texas for $1,533,966. The property is leased to Sterling Jewelers Inc. under a Lease Agreement with a remaining primary term of 17.5 years and initial annual rent of $116,290. The remaining interest in the property was purchased by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership.

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

        On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

         In November 2006, the Partnership entered into an agreement to sell the Children's World daycare center in
Abingdon, Maryland to an unrelated third party. On December 6, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,460,899, which resulted in a net gain of $652,292. At the time of sale, the cost and related accumulated depreciation was $1,051,772 and $243,165, respectively.

        On December 21, 2006, the Partnership purchased a 65% interest in an Advance Auto Parts store in Indianapolis, Indiana for $1,244,173. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $87,168. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656 from AEI Fund Management XVII, Inc. (AFM), an affiliate of the General Partners. AFM purchased the property from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The price paid by the Partnership was equal to the price paid by AFM plus the expenses incurred to transfer ownership of the property to the Partnership, which were minimal. During the period the property was owned by AFM, the property generated a net loss of $4,217, which was charged to the
Partnership. There was no other benefit arising out of the transaction to the General Partners or their affiliates apart from compensation otherwise permitted by the Partnership Agreement.

        The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

       Subsequent to December 31, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

Major Tenants

        During 2006, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 76% of total rental revenue in 2006. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2007 and future years. However, the tenants of the Razzoo's restaurant and Garden Ridge retail store will not continue to be major tenants as the properties were sold in 2006. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2006.

                            Total Property              Annual    Annual
                   Purchase  Acquisition                Lease     Rent Per
Property              Date     Costs      Tenant        Payment   Sq. Ft.


TGI Friday's Restaurant
 Greensburg, PA                         Ohio Valley
 (.8729%)         12/10/97  $   14,580  Bistros, Inc.   $ 1,615$41.03

Hollywood Video Store                     Hollywood
 Saraland, AL                           Entertainment
 (3.08%)           1/26/99  $   42,439   Corporation    $ 4,469   $19.38

Arby's Restaurant
 Homewood, AL                                RTM
 (.5877%)           7/9/99  $    8,184  Alabama, Inc    $   758   $39.60

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

Children's World
 Daycare Center                         KinderCare
 Golden, CO                              Learning
 (1.9962%)         9/28/00  $   33,528  Centers, Inc.   $  3,642  $21.29

Children's World
 Daycare Center                         KinderCare
 Plainfield, IL                          Learning
 (.3154%)          5/14/01  $    4,645  Centers, Inc.   $    489  $17.32

Johnny Carino's
 Restaurant
 Longmont, CO                           Kona Restaurant
 (50.0%)          12/30/03  $1,293,405    Group, Inc.   $110,163  $34.01

Champps Americana
 Restaurant                               Champps
 West Chester, OH                        Operating
 (50.0%)           1/13/04  $1,569,884  Corporation     $160,000  $32.21

Jared Jewelry Store
 Sugar Land, TX                        Sterling Jewelers
 (40.0%)           7/15/04  $1,533,966      Inc.        $127,919  $52.29

Applebee's Restaurant
 Johnstown, PA
 (38%)             9/21/06  $1,031,187 B.T. Woodlip,Inc.$ 74,370  $37.68

Advance Auto Parts Store
 Indianapolis, IN                       Advance Stores
 (65%)            12/21/06  $1,244,173   Company, Inc.  $ 87,168  $19.16

Applebee's Restaurant
 Crawfordsville, IN                     Apple Indiana
 (60%)            12/29/06  $1,856,656     II LLC       $133,933  $42.44


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

      The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Johnny Carino's restaurant and the Jared Jewelry store are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Champps Americana restaurant is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interest in the Applebee's restaurant in Johnstown, Pennsylvania is owned by AEI Income and Growth Fund XXI Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income and Growth Fund 25 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income and Growth Fund 26 LLC. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant, the Arby's restaurant and the Children's World daycare centers in DePere, Wisconsin, Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

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

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

       Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

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

        At December 31, 2006, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2006, there were 741 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $30,390 and $33,449 were made to the General Partners and $1,097,111 and $1,222,920 were made to the Limited Partners in 2006 and 2005, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed $130,000 and $250,000 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
       AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Small Business Issuer Purchases of Equity Securities
                                                             Maximum Number
                                       Total Number of Units of Units that May
                Total Number Average   Purchased as Part of  Yet Be Purchased
                 of Units   Price Paid Publicly Announced    Under the Plans
Period          Purchased   per Unit   Plans or Programs     or Programs

10/1/06 to 10/31/06  85.75   $831.18       1,033.08(1)          (2)

11/1/06 to 11/30/06     --        --             --              --

12/1/06 to 12/31/06     --        --             --              --

(1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For the years ended December 31, 2006 and 2005, the Partnership recognized rental income from continuing operations of $674,150 and $640,311, respectively. In 2006, rental income increased due to additional rent received from three property acquisitions in 2006 and rent increases on two properties.

        For the years ended December 31, 2006 and 2005, the Partnership incurred Partnership administration expenses from affiliated parties of $161,875 and $175,148, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,367 and $15,613, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2006 and 2005, the Partnership recognized interest income of $67,907 and $18,519, respectively. In 2006, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $1,110,714, representing rental income less property management expenses and depreciation of $517,208 and gain on disposal of real estate of $1,089,144, which were partially offset by a real estate impairment loss of $495,638. For the year ended December 31, 2005, the Partnership recognized income from discontinued operations of $421,889, representing rental income less property management expenses and depreciation.

        In July 2003, the tenant of the Razzoo's restaurant in Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant continued to pay rent and complied with its Lease obligations.

        On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $158,860 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment.

        In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the
Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       On November 3, 2006, the Partnership sold its 32% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of $2,792,170, which resulted in a net gain of $366,215. At the time of sale, the cost and related accumulated depreciation was $2,661,132 and $235,177, respectively. Through the date of sale, GR complied with all Lease terms as amended.

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

         In November 2006, the Partnership entered into an agreement to sell the Children's World daycare center in
Abingdon, Maryland to an unrelated third party. On December 6, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,460,899, which resulted in a net gain of $652,292. At the time of sale, the cost and related accumulated depreciation was $1,051,772 and $243,165, respectively.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2006, the Partnership's cash balances increased $1,772,400 as a result of cash generated from the sale of property, which were partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2005, the Partnership's cash balances decreased $233,849 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,161,116 in 2005 to $1,161,109 in 2006 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2006 and a decrease in Partnership administration and property management expenses in 2006.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006, the Partnership generated cash flow from the sale of real estate of $6,091,233. During the same period, the Partnership expended $4,132,016 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

        On December 21, 2006, the Partnership purchased a 65% interest in an Advance Auto Parts store in Indianapolis, Indiana for $1,244,173. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $87,168. The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656 from AEI Fund Management XVII, Inc. (AFM), an affiliate of the General Partners. AFM purchased the property from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The price paid by the Partnership was equal to the price paid by AFM plus the expenses incurred to transfer ownership of the property to the Partnership, which were minimal. During the period the property was owned by AFM, the property generated a net loss of $4,217, which was charged to the
Partnership. There was no other benefit arising out of the transaction to the General Partners or their affiliates apart from compensation otherwise permitted by the Partnership Agreement.

        The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

       Subsequent to December 31, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For the years ended December 31, 2006 and 2005, the Partnership declared distributions of $1,127,501 and $1,256,369, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,097,111 and $1,222,920 and the General Partners received distributions of $30,390 and $33,449 for the periods, respectively. In September and December 2005, the Partnership declared special distributions of net sale proceeds of $42,626 and $85,253, respectively, which resulted in a higher distribution payable at December 31, 2005 and higher distributions in 2005.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2006, ten Limited Partners redeemed  a  total  of
229.48 Partnership Units for $191,541 in accordance with the Partnership Agreement. During 2005, five Limited Partners redeemed a total of 60.16 Partnership Units for $52,027. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 40 Limited Partners redeemed 743.44 Partnership Units for $579,898. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $5,924 and $1,609 in 2006 and 2005, respectively.

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





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2006 and 2005

Statements for the Years Ended December 31, 2006 and 2005:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota




     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2006 and 2005, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                          /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                 Certified Public Accountants

Minneapolis, Minnesota
March 23, 2007

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2006           2005
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,386,110   $   613,710
  Receivables                                          2,305             0
  Note Receivable                                    101,966             0
                                                  -----------   -----------
      Total Current Assets                         2,490,381       613,710
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,769,056     4,584,824
  Buildings and Equipment                          7,224,694     8,850,723
  Accumulated Depreciation                          (806,997)   (1,426,065)
                                                  -----------   -----------
      Net Investments in Real Estate              10,186,753    12,009,482
                                                  -----------   -----------
           Total  Assets                         $12,677,134   $12,623,192
                                                  ===========   ===========

                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    56,792   $    63,317
  Distributions Payable                              278,014       363,008
  Unearned Rent                                        8,730        17,130
                                                  -----------   -----------
      Total Current Liabilities                      343,536       443,455
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    10,828        (9,421)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,884 and 16,114 Units outstanding in
   2006 and 2005, respectively                    12,322,770    12,189,158
                                                  -----------   -----------
      Total Partners' Capital                     12,333,598    12,179,737
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $12,677,134   $12,623,192
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2006          2005

RENTAL INCOME                                  $   674,150    $   640,311

EXPENSES:
  Partnership Administration - Affiliates          161,875        175,148
  Partnership Administration and Property
     Management - Unrelated Parties                 22,367         15,613
  Depreciation                                     189,702        179,582
                                                -----------    -----------
      Total Expenses                               373,944        370,343
                                                -----------    -----------

OPERATING INCOME                                   300,206        269,968

OTHER INCOME:
  Interest Income                                   67,907         18,519
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  368,113        288,487

Income from Discontinued Operations              1,110,714        421,889
                                                -----------    -----------
NET INCOME                                     $ 1,478,827    $   710,376
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $    56,563    $    21,311
  Limited Partners                               1,422,264        689,065
                                                -----------    -----------
                                               $ 1,478,827    $   710,376
                                                ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     22.34    $     17.34
  Discontinued Operations                            66.64          25.36
                                                -----------    -----------
       Total                                   $     88.98    $     42.70
                                                ===========    ===========
Weighted Average Units Outstanding                  15,984         16,138
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 1,478,827   $   710,376

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     293,018       359,057
     Real Estate Impairment                           495,638             0
     Gain on Sale of Real Estate, Net              (1,089,144)            0
     (Increase) Decrease in Receivables                (2,305)       59,272
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (6,525)       43,192
     Decrease in Unearned Rent                         (8,400)      (10,781)
                                                   -----------   -----------
       Total Adjustments                             (317,718)      450,740
                                                   -----------   -----------
        Net Cash Provided By Operating Activities   1,161,109     1,161,116
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                    (4,132,016)            0
     Proceeds from Sale of Real Estate              6,091,233             0
     Payments Received on Note Receivable              62,034             0
                                                   -----------   -----------
      Net Cash Provided By Investing Activities     2,021,251             0
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (84,994)      (84,960)
  Distributions to Partners                        (1,127,501)   (1,256,369)
  Redemption Payments                                (197,465)      (53,636)
                                                   -----------   -----------
        Net Cash Used For Financing Activities     (1,409,960)   (1,394,965)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,772,400      (233,849)

CASH AND CASH EQUIVALENTS, beginning of period        613,710       847,559
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,386,110   $   613,710
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

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE YEARS ENDED DECEMBER 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners     Total    Outstanding


BALANCE, December 31, 2004  $  4,326  $12,775,040  $12,779,366   16,173.78

  Distributions              (33,449)  (1,222,920)  (1,256,369)

  Redemption Payments         (1,609)     (52,027)     (53,636)     (60.16)

  Net Income                  21,311      689,065      710,376
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2005    (9,421)  12,189,158   12,179,737   16,113.62

  Distributions              (30,390)  (1,097,111)  (1,127,501)

  Redemption Payments         (5,924)    (191,541)    (197,465)    (229.48)

  Net Income                  56,563    1,422,264    1,478,827
                             -------   ----------   ----------   ---------
BALANCE, December 31, 2006  $ 10,828  $12,322,770  $12,333,598   15,884.14
                             =======   ==========   ==========   =========




 The accompanying Notes to Financial Statements are an integral part of this statement.
        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2006 and 2005.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain  items  in  the prior year's financial  statements have  been  reclassified to conform to 2006  presentation.
       These   reclassifications  had  no  effect   on   Members'
       capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 50% interest in a Champps Americana restaurant. The remaining interest in this property is owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant and a 40% interest in a Jared Jewelry store. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 38%
     interest in an Applebee's restaurant in Johnstown, Pennsylvania. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 65% interest in an Advance Auto Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership. The Partnership owns a 50% interest in a Tractor Supply Company store. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

     On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656. The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the General Partner. AFMX purchased the property from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The price paid by the Partnership was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Partnership, which were minimal. During the period the property was owned by AFMX, the property generated a net loss of $4,217, which was charged to the Partnership. There was no other benefit arising out of the transaction to the General Partner or its affiliates apart from compensation otherwise permitted by the Limited Partnership Agreement. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 48% interest in a Razzoo's restaurant. The remaining interests in this property were owned by AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership and AEI Net Lease Income & Growth Fund XIX Limited Partnership, affiliates of the Partnership. The Partnership owned a 32% interest in a Garden Ridge retail store. The remaining interests in this property were owned by AEI Real Estate Fund XVIII Limited Partnership and AEI Income & Growth Fund 24 LLC, affiliates of the Partnership, and unrelated third parties.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                        2006        2005
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.   $ 161,875  $ 175,148
                                                        ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                      $  36,434 $   32,208
                                                        ========  =========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                     $  72,453 $        0
                                                        ========  =========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                           $  94,711 $        0
                                                        ========  =========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video store in Saraland, Alabama and the Children's World daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The Children's World daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The Children's World daycare center in Golden, Colorado was constructed and acquired in 2000. The Children's World daycare center in Plainfield, Illinois was constructed and acquired in 2001. The Johnny Carino's restaurant was constructed in 1999 and acquired in 2003. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurants were constructed in 1996 and acquired in 2006. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The remaining properties were constructed and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2006 are as follows:

                                       Buildings and            Accumulated
Property                        Land     Equipment      Total   Depreciation

TGI Friday's, Greensburg, PA  $    6,439 $    8,141 $    14,580 $   3,042
Hollywood Video, Saraland, AL     17,654     24,785      42,439     7,888
Arby's, Homewood, AL               4,396      3,788       8,184     1,372
Children's World, Pearland, TX   204,105    739,311     943,416   220,559
Children's World, DePere, WI      19,509     68,178      87,687    20,339
Hollywood Video, Minot, ND       619,597    710,403   1,330,000   211,937
Children's World, Golden, CO       7,684     25,844      33,528     6,462
Children's World, Plainfield, IL   1,313      3,332       4,645       749
Johnny Carino's, Longmont, CO    560,383    733,022   1,293,405    87,963
Champps Americana,
 West Chester, OH                515,638  1,054,246   1,569,884   135,270
Jared Jewelry, Sugar Land, TX    503,837  1,030,129   1,533,966   101,296
Applebee's, Johnstown, PA        264,557    766,630   1,031,187     8,944
Advance Auto Parts,
 Indianapolis, IN                537,914    706,259   1,244,173     1,176
Applebee's, Crawfordsville, IN   506,030  1,350,626   1,856,656         0
                               ---------  ---------  ----------  --------
                              $3,769,056 $7,224,694 $10,993,750 $ 806,997
                               =========  =========  ==========  ========

     On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a primary term of 20 years and initial annual rent of $74,370.

     On December 21, 2006, the Partnership purchased a 65% interest in an Advance Auto Parts store in Indianapolis, Indiana for $1,244,173. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $87,168.

     On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $133,933.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(4)  Investments in Real Estate - (Continued)

     Subsequent to December 31, 2006, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for approximately $1,383,000. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351.

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a 3.08% interest in a Hollywood Video store in Saraland, Alabama, a .5877% interest in an Arby's restaurant, a 7.3845% interest in a Children's World daycare center in DePere, Wisconsin, a 1.9962% interest in a
     Children's World daycare center in Golden, Colorado and a .3154% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2006, the minimum future rent payments required by the leases are as follows:

                       2007          $   949,930
                       2008              951,106
                       2009              952,805
                       2010              954,529
                       2011              969,139
                       Thereafter      8,984,777
                                      -----------
                                     $13,762,286
                                      ===========

     There were no contingent rents recognized in 2006 or 2005.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                     Industry           2006       2005

     Razzoo's, LP                Restaurant      $ 290,457   $  156,509
     KinderCare Learning
      Centers, Inc.              Child Care        198,532      205,305
     Garden Ridge, L.P.          Retail            196,823      215,072
     Champps Operating
      Corporation                Restaurant        160,000      160,000
     Hollywood
      Entertainment Corporation  Retail            149,137      149,137
     Tumbleweed, Inc.            Restaurant            N/A      145,533
                                                  ---------   ---------
     Aggregate rent revenue of major tenants     $ 994,949   $1,031,556
                                                  =========   =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 76%          82%
                                                  =========   =========

(6)  Discontinued Operations -

     In  July  2003,  the  tenant of the Razzoo's  restaurant  in
     Austin, Texas notified the Partnership that it was experiencing financial difficulty stemming from lower than expected sales and that it might not be able to pay future rents. In November 2004, the Partnership and the tenant entered into an agreement to amend the Lease to provide the tenant with options to purchase the property and terminate the Lease. Under the purchase option, which expired October 31, 2006, the tenant could have elected to purchase the Partnership's interest in the property for $1,248,000. Under the termination option, the tenant could elect to terminate the Lease by providing no less than six months prior written notice and paying a termination payment equal to one year's rent. As part of this agreement, the Partnership received a personal guarantee from the majority shareholder of the tenant for payment of the rent through October 31, 2006. In addition, the Partnership was reimbursed for certain expenses it incurred related to legal action it pursued in connection with this situation. The tenant continued to pay rent and complied with its Lease obligations.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     On April 30, 2006, the tenant exercised its option to terminate the Lease effective October 31, 2006. The tenant paid the Partnership the required payment of $158,860 on October 31, 2006, and the Lease was terminated. The Partnership actively marketed the property for sale and listed it with a real estate broker in the Austin area. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired in accordance with the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, in the first quarter of 2006, a charge to discontinued operations for real estate impairment of $495,638 was recognized, which was the difference between the book value at March 31, 2006 of $1,359,638 and the estimated fair value of $864,000. The charge was recorded against the cost of the land, building and equipment.

     In September 2006, the Partnership entered into an agreement to sell the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(6)  Discontinued Operations - (Continued)

     On November 3, 2006, the Partnership sold its 32% interest in the Garden Ridge retail store in Woodlands, Texas to an unrelated third party. The Partnership received net sale proceeds of $2,792,170, which resulted in a net gain of $366,215. At the time of sale, the cost and related accumulated depreciation was $2,661,132 and $235,177, respectively. Through the date of sale, GR complied with all Lease terms as amended.

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

     In November 2006, the Partnership entered into an agreement to sell the Children's World daycare center in Abingdon, Maryland to an unrelated third party. On December 6, 2006, the sale closed with the Partnership receiving net sale proceeds of $1,460,899, which resulted in a net gain of $652,292. At the time of sale, the cost and related accumulated depreciation was $1,051,772 and $243,165, respectively.

     During 2006 and 2005, the Partnership distributed $131,313 and $252,525 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.14 and $15.51 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2006          2005

     Rental Income                          $  634,591   $  617,959
     Property Management Expenses              (14,067)     (16,595)
     Depreciation                             (103,316)    (179,475)
     Real Estate Impairment                   (495,638)           0
     Gain on Disposal of Real Estate         1,089,144            0
                                             ----------   ----------
        Income from Discontinued Operations $1,110,714   $  421,889
                                             ==========   ==========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(7)  Partners' Capital -

     Cash distributions of $30,390 and $33,449 were made to the General Partners and $1,097,111 and $1,222,920 were made to the Limited Partners for the years ended December 31, 2006 and 2005, respectively. The Limited Partners' distributions represent $68.64 and $75.78 per Limited Partnership Unit outstanding using 15,984 and 16,138 weighted average Units in 2006 and 2005, respectively. The distributions represent $68.64 and $39.47 per Unit of Net Income and $-0- and $36.31 per Unit of return of contributed capital in 2006 and 2005, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed $130,000 and $250,000 of proceeds from property sales in 2006 and 2005, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

     During 2006, ten Limited Partners redeemed a total of 229.48 Partnership Units for $191,541 in accordance with the
     Partnership  Agreement.  During 2005, five Limited  Partners redeemed a total of 60.16 Partnership Units for $52,027. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $5,924 and $1,609 in 2006 and 2005, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $946.09 per original $1,000 invested.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2006         2005

     Net Income for Financial Reporting Purposes  $1,478,827    $  710,376

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes   72,868       116,664

     Income Accrued for Tax Purposes Under
      Income for Financial Reporting Purposes         (8,400)      (35,916)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes   (240,203)            0
                                                   ----------    ----------
           Taxable Income to Partners             $1,303,092    $  791,124
                                                   ==========    ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                          2006        2005

   Partners' Capital for Financial Reporting Purposes $12,333,598 $12,179,737

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                    276,964     444,299

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes               8,729      17,129

     Syndication Costs Treated as Reduction
      of Capital for Financial Reporting Purposes       2,418,726   2,418,726
                                                       ----------  ----------
        Partners' Capital for Tax Reporting Purposes  $15,038,017 $15,059,891
                                                       ==========  ==========

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2006 AND 2005

(9)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                     2006                2005
                             Carrying     Fair     Carrying    Fair
                              Amount     Value      Amount    Value

     Money Market Funds    $ 2,386,110 $2,386,110 $ 613,710  $ 613,710
                            ----------  ---------  --------   --------
       Total Cash and
         Cash Equivalents  $ 2,386,110 $2,386,110 $ 613,710  $ 613,710
                            ==========  =========  ========   ========

     Note Receivable       $   101,966 $  101,966 $       0  $       0
                            ==========  =========  ========   ========


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8A.  CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

        Robert P. Johnson, age 62, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2007. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in four LLCs.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
       CONTROL PERSONS AND CORPORATE GOVERNANCE;
       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
       (Continued)

        Patrick W. Keene, age 47, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2007. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2006. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2006 fiscal year.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2007:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            22         0.14%
   Robert P. Johnson                        0          0.00%
   Patrick W. Keene                         0          0.00%

    Address for all:  1300 Wells Fargo Place, 30 East 7th Street,
    St. Paul, Minnesota 55101

   Andrea B. Currier                    824.74227      5.19%
   P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
       DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2006 and 2005.

        Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are "independent." The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2006, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2006.

Person or Entity                                       Amount Incurred From
 Receiving                   Form and Method        Inception (July 31, 1996)
Compensation                 of Compensation           To December 31, 2006

AEI Securities, Inc.   Selling Commissions equal to 8%        $1,691,722
                       of proceeds plus a 2% nonaccountable
                       expense allowance, most of which was
                       reallowed to Participating Dealers.

General Partners and   Reimbursement at Cost for other        $  762,880
Affiliates             Organization and Offering Costs.

General Partners and   Reimbursement at Cost for all          $  452,097
Affiliates             Acquisition Expenses.

General Partners and   Reimbursement at Cost for all          $1,684,409
Affiliates             Administrative Expenses attributable
                       to the Fund, including all expenses
                       related to management of the Fund's
                       properties and all other transfer
                       agency, reporting, partner relations
                       and other administrative functions.

General Partners and   Reimbursement at Cost for all expenses $  496,342
Affiliates             related to the disposition of the
                       Fund's properties.

General Partners       3% of Net Cash Flow in any fiscal year.$  283,482

General Partners       1% of distributions of Net Proceeds    $   19,085
                       of Sale until Limited Partners have
                       received an amount equal to (a) their
                       Adjusted Capital Contributions,  plus
                       (b) an amount equal to 9% of their
                       Adjusted Capital Contributions per
                       annum, cumulative but not compounded,
                       to the extent not previously distributed.
                       10%  of  distributions of Net Proceeds
                       of Sale thereafter.

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

     10.1 Assignment and Assumption of Lease dated June 29, 1999 between the Partnership and Magnum Video I, Inc. relating to the Property at 1700 South Broadway, Minot, North Dakota (incorporated by reference to Exhibit 10.9 of Form 8-K filed July 29, 1999).

     10.2 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 2325 County Road 90 Pearland, Texas (incorporated by reference to Exhibit 10.6 of Form 8-K filed July 26, 1999).

     10.3 Net Lease Agreement dated December 6, 2002 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit 10.25 of Form 10-KSB filed March 24, 2003).

     10.4 Net Lease Agreement dated December 30, 2003 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed March 30, 2004).

     10.5 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed January 28, 2004).

     10.6 Assignment of Purchase Agreement dated May 13, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and AEI Fund Management, Inc. relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 30, 2004).

     10.7 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 30, 2004).

     10.8 Purchase Agreement dated May 11, 2006 between the Partnership and Tumbleweed, Inc. relating to the Property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 14,
     2006).

     10.9 Contract of Sale dated August 17, 2006 between the Partnership, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14, 2006).

     10.10 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14,
     2006).

ITEM 13.  EXHIBITS.  (Continued)

     10.11      Net  Lease  Agreement dated  September  21,  2006
     between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 14, 2006).

     10.12 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed November 14, 2006).

     10.13 Purchase Agreement dated November 5, 2006 between the Partnership and the VanderMeer Family Trust relating to the Property at 3325 Trellis Lane, Abingdon, Maryland (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed November 14, 2006).

     10.14 Assignment and Assumption of Lease dated December 29, 2006 between the Partnership, AEI Income & Growth Fund 26 LLC and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 8, 2007).

     10.15 Assignment and Assumption of Purchase and Sale Agreement dated January 12, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed January 25, 2007).

     10.16 Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2006 and 2005:

     Fee Category                            2006       2005

     Audit Fees                           $  11,250   $ 10,450
     Audit-Related Fees                          79        682
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $  11,329   $ 11,132
                                            =======    =======

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


                          AEI INCOME & GROWTH FUND XXII
                          Limited Partnership
                          By: AEI Fund Management XXI, Inc.
                              Its Managing General Partner


March 23, 2007            By:/s/Robert P Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                  Title                         Date


/s/Robert P Johnson  President (Principal Executive Officer)   March 23, 2007
   Robert P.Johnson  and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer and Treasurer     March 23, 2007
   Patrick W. Keene  (Principal Accounting Officer)