Form 10QSB
period 2007-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2007-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2007

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2007 and December 31, 2006

         Statements for the Periods ended March 31, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                     2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                      $   923,538    $ 2,386,110
  Receivables                                            373          2,305
  Note Receivable                                     74,709        101,966
                                                  -----------    -----------
      Total Current Assets                           998,620      2,490,381
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             4,007,101      3,769,056
  Buildings and Equipment                          8,387,572      7,224,694
  Accumulated Depreciation                          (889,818)      (806,997)
                                                  -----------    -----------
      Net Investments in Real Estate              11,504,855     10,186,753
                                                  -----------    -----------
           Total  Assets                         $12,503,475    $12,677,134
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    23,707    $    56,792
  Distributions Payable                              255,794        278,014
  Unearned Rent                                        9,180          8,730
                                                  -----------    -----------
      Total Current Liabilities                      288,681        343,536
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     8,071         10,828
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,884 Units outstanding                       12,206,723     12,322,770
                                                  -----------    -----------
      Total Partners' Capital                     12,214,794     12,333,598
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $12,503,475    $12,677,134
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2007          2006

RENTAL INCOME                                    $   260,054    $   160,394

EXPENSES:
   Partnership Administration - Affiliates            42,922         40,097
   Partnership Administration  and Property
      Management - Unrelated Parties                   8,291          7,304
      Depreciation                                    82,821         44,896
                                                  -----------    -----------
        Total Expenses                               134,034         92,297
                                                  -----------    -----------

OPERATING INCOME                                     126,020         68,097

OTHER INCOME:
  Interest Income                                     15,355          4,496
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    141,375         72,593

Loss from Discontinued Operations                          0       (380,786)
                                                  -----------    -----------
NET INCOME (LOSS)                                $   141,375    $  (308,193)
                                                  ===========    ===========
NET INCOME (LOSS) ALLOCATED:
   General Partners                              $     4,241    $    (4,290)
   Limited Partners                                  137,134       (303,903)
                                                  -----------    -----------
                                                 $   141,375    $  (308,193)
                                                  ===========    ===========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                         $      8.63    $      4.37
   Discontinued Operations                                 0         (23.23)
                                                  -----------    -----------
         Total                                   $      8.63    $    (18.86)
                                                  ===========    ===========
Weighted Average Units Outstanding                    15,884         16,114
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       2007          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $   141,375    $  (308,193)

  Adjustments to Reconcile Net Income to Net Cash
 Provided By Operating Activities:
     Depreciation                                     82,821         89,764
     Real Estate Impairment                                0        495,638
     Decrease in Receivables                           1,932              0
     Decrease in Payable to
        AEI Fund Management, Inc.                    (33,085)       (43,218)
     Increase in Unearned Rent                           450         13,241
                                                  -----------    -----------
       Total Adjustments                              52,118        555,425
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      193,493        247,232
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,400,923)             0
  Payments Received on Note Receivable                27,257              0
                                                  -----------    -----------
       Net Cash Used For
         Investing Activities                     (1,373,666)             0
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (22,220)       (85,759)
  Distributions to Partners                         (260,179)      (281,931)
                                                  -----------    -----------
       Net Cash Used For
           Financing Activities                     (282,399)      (367,690)
                                                  -----------    -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (1,462,572)      (120,458)

CASH AND CASH EQUIVALENTS, beginning of period     2,386,110        613,710
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   923,538    $   493,252
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions               (7,650)     (274,281)    (281,931)

  Net Loss                    (4,290)     (303,903)    (308,193)
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2006     $(21,361)  $11,610,974  $11,589,613   16,113.62
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $ 10,828   $12,322,770  $12,333,598   15,884.14

  Distributions               (6,998)     (253,181)    (260,179)

  Net Income                   4,241       137,134      141,375
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2007     $  8,071   $12,206,723  $12,214,794   15,884.14
                             ========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2007

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

(3)  Reclassification -

     Certain items in the prior year's financial statements  have
     been  reclassified  to conform to 2007 presentation.   These
     reclassifications had no effect on Partners' capital, net income or cash flows.


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

     On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656. The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property was purchased by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

     On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,400,923. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

(5)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007. As of March 31, 2007, the outstanding principal due on the Note was $74,709.

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

     During the first three months of 2007, the Partnership distributed $40,404 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.52 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:

                                               2007       2006

     Rental Income                          $       0   $ 160,054
     Property Management Expenses                   0        (334)
     Depreciation                                   0     (44,868)
     Real Estate Impairment                         0     (495,638)
                                             ---------   ----------
          Loss from Discontinued Operations $       0   $ (380,786)
                                             =========   ==========

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

Results of Operations

        For the three months ended March 31, 2007 and 2006, the Partnership recognized rental income from continuing operations of $260,054 and $160,394, respectively. In 2007, rental income increased due to additional rent received from four property acquisitions in 2006 and 2007 and rent increases on three properties.

        For the three months ended March 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $42,922 and $40,097, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,291 and $7,304, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2007 and 2006, the Partnership recognized interest income of $15,355 and $4,496, respectively. In 2007, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations.
For the three months ended March 31, 2006, the Partnership recognized a loss from discontinued operations of $380,786, representing a real estate impairment loss of $495,638, which was partially offset by rental income less property management expenses and depreciation of $114,852.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2007, the Partnership's cash balances decreased $1,462,572 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2006, the Partnership's cash balances decreased $120,458 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $247,232 in 2006 to $193,493 in 2007 as a result of a decrease in total rental and interest income in 2007, an increase in Partnership administration and property management expenses in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2007, the Partnership expended $1,400,923 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656 from AEI Fund Management XVII, Inc. (AFM), an affiliate of the General Partners. AFM purchased the property from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The price paid by the Partnership was equal to the price paid by AFM plus the expenses incurred to transfer ownership of the property to the Partnership, which were minimal. During the period the property was owned by AFM, the property generated a net loss of $4,217, which was charged to the Partnership. There was no benefit arising out of the transaction to the General Partners or their affiliates apart from compensation otherwise permitted by the Partnership Agreement.

        The property is leased to Apple Indiana II LLC under a Lease Agreement with a primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,400,923. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of
13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For the three months ended March 31, 2007 and 2006, the Partnership declared distributions of $260,179 and $281,931, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $253,181 and $274,281 and the General Partners received distributions of $6,998 and $7,650 for the periods, respectively. In 2007, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2007.

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

        During  2006, ten Limited Partners redeemed  a  total  of
229.48 Partnership Units for $191,541 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 45 Limited Partners redeemed 803.6 Partnership Units for $631,925. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $5,924 in 2006.

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

Dated:  May 8, 2007           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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