Form 10QSB
period 2007-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2007-08-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2007 and December 31, 2006

         Statements for the Periods ended June 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                     2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   893,343     $ 2,386,110
  Receivables                                           235           2,305
  Note Receivable                                    47,042         101,966
                                                 -----------     -----------
      Total Current Assets                          940,620       2,490,381
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            4,007,550       3,769,056
  Buildings and Equipment                         8,389,765       7,224,694
  Accumulated Depreciation                         (974,617)       (806,997)
                                                 -----------     -----------
      Net Investments in Real Estate             11,422,698      10,186,753
                                                 -----------     -----------
           Total  Assets                        $12,363,318     $12,677,134
                                                 ===========     ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    11,039     $    56,792
  Distributions Payable                             254,669         278,014
  Unearned Rent                                      33,703           8,730
                                                 -----------     -----------
      Total Current Liabilities                     299,411         343,536
                                                 -----------     -----------
PARTNERS' CAPITAL:
  General Partners                                    4,859          10,828
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,838 and 15,884 Units outstanding in
   2007 and 2006, respectively                   12,059,048      12,322,770
                                                 -----------     -----------
      Total Partners' Capital                    12,063,907      12,333,598
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $12,363,318     $12,677,134
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)

                              Three Months Ended        Six Months Ended
                            6/30/07       6/30/06     6/30/07      6/30/06

RENTAL INCOME             $   265,987  $   162,722  $   526,041  $   323,116

EXPENSES:
   Partnership Administration -
     Affiliates                40,003       40,130       82,925       80,227
   Partnership Administration
     and Property Management -
     Unrelated Parties          3,883        6,350       12,174       13,654
   Depreciation                84,799       44,894      167,620       89,790
                           -----------  -----------  -----------  -----------
        Total Expenses        128,685       91,374      262,719      183,671
                           -----------  -----------  -----------  -----------

OPERATING INCOME              137,302       71,348      263,322      139,445

OTHER INCOME:
   Interest Income             10,976       11,686       26,331       16,182
                           -----------  -----------  -----------  -----------
INCOME FROM CONTINUING
   OPERATIONS                 148,278       83,034      289,653      155,627

Income(Loss) from
 Discontinued Operations            0      197,222            0     (183,564)
                           -----------  -----------  -----------  -----------
NET INCOME (LOSS)         $   148,278  $   280,256  $   289,653  $   (27,937)
                           ===========  ===========  ===========  ===========
NET INCOME (LOSS) ALLOCATED:
   General Partners       $     4,449  $     4,011  $     8,690  $      (279)
   Limited Partners           143,829      276,245      280,963      (27,658)
                           -----------  -----------  -----------  -----------
                          $   148,278  $   280,256  $   289,653  $   (27,937)
                           ===========  ===========  ===========  ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations  $      9.08  $      5.15  $     17.71  $      9.60
   Discontinued Operations          0        12.15            0       (11.32)
                           -----------  -----------  -----------  -----------
        Total             $      9.08  $     17.30  $     17.71  $     (1.72)
                           ===========  ===========  ===========  ===========
Weighted Average
 Units Outstanding             15,838       15,970       15,861       16,042
                           ===========  ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30

                           (Unaudited)
                                                    2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $   289,653     $   (27,937)

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   167,620         165,859
     Real Estate Impairment                               0         495,638
     Gain on Sale of Real Estate                          0         (93,745)
     (Increase) Decrease in Receivables               2,070            (776)
     Decrease in Payable to
        AEI Fund Management, Inc.                   (45,753)        (16,415)
     Increase in Unearned Rent                       24,973          32,990
                                                 -----------     -----------
       Total Adjustments                            148,910         583,551
                                                 -----------     -----------
       Net Cash Provided By Operating Activities    438,563         555,614
                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments In Real Estate                     (1,403,565)              0
  Proceeds from Sale of Real Estate                       0         997,272
  Payments Received on Note Receivable               54,924           8,730
                                                 -----------     -----------
     Net Cash Provided By (Used For)
       Investing Activities                      (1,348,641)      1,006,002
                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                 (23,345)        (87,681)
  Distributions to Partners                        (519,235)       (561,981)
  Redemption Payments                               (40,109)       (123,987)
                                                 -----------     -----------
     Net Cash Used For Financing Activities        (582,689)       (773,649)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                          (1,492,767)        787,967

CASH AND CASH EQUIVALENTS, beginning of period    2,386,110         613,710
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   893,343     $ 1,401,677
                                                 ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
 Note Receivable Acquired in Sale of Property   $         0     $   164,000
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions              (13,425)     (548,556)    (561,981)

  Redemption Payments         (3,720)     (120,267)    (123,987)    (143.73)

  Net Loss                      (279)      (27,658)     (27,937)
                             --------   -----------  ----------- -----------
BALANCE, June 30, 2006      $ (26,845) $11,492,677  $11,465,832   15,969.89
                             ========   ===========  =========== ===========


BALANCE, December 31, 2006  $  10,828  $12,322,770  $12,333,598   15,884.14

  Distributions               (13,456)    (505,779)    (519,235)

  Redemption Payments          (1,203)     (38,906)     (40,109)     (46.58)

  Net Income                    8,690      280,963      289,653
                             --------   -----------  ----------- -----------
BALANCE, June 30, 2007      $   4,859  $12,059,048  $12,063,907   15,837.56
                             ========   ===========  =========== ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2007

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

     On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,565. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

(5)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007. As of June 30, 2007, the outstanding principal due on the Note was $47,042.

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

     During the first six months of 2007 and 2006, the Partnership distributed $106,061 and $131,313 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.62 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                             Three Months Ended         Six Months Ended
                            6/30/07      6/30/06      6/30/07     6/30/06

Rental Income               $       0   $ 139,838     $      0   $ 299,892
Property Management Expenses        0      (5,160)           0      (5,494)
Depreciation                        0     (31,201)           0     (76,069)
Real Estate Impairment              0           0            0    (495,638)
Gain on Disposal of Real Estate     0      93,745            0      93,745
                             ---------   ---------     --------   ---------
  Income (Loss) from
   Discontinued Operations  $       0   $ 197,222     $      0   $(183,564)
                             =========   =========     ========   =========


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

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;

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

Results of Operations

        For the six months ended June 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $526,041 and $323,116, respectively. In 2007, rental income increased due to additional rent received from four property acquisitions in 2006 and 2007 and rent increases on three properties.

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership incurred Partnership administration expenses from affiliated parties of $82,925 and $80,227, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,174 and $13,654, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2007 and 2006, the Partnership recognized interest income of $26,331 and $16,182, respectively. In 2007, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods operating results and any partial sales of the property to discontinued operations. For the six months ended June 30, 2006, the Partnership recognized a loss from discontinued operations of $183,564, representing a real estate impairment loss of $495,638, which was partially offset by rental income less property management expenses and depreciation of $218,329 and gain on disposal of real estate of $93,745.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2007, the Partnership's cash balances decreased $1,492,767 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2006, the Partnership's cash balances increased $787,967 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $555,614 in 2006 to $438,563 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2006, the Partnership generated cash flow from the sale of real estate of $997,272. During the six months ended June 30, 2007, the Partnership expended $1,403,565 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,565. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of
13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For  the  six  months ended June 30, 2007 and  2006,  the
Partnership declared distributions of $519,235 and $561,981, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $505,779 and $548,556 and the General Partners received distributions of $13,456 and $13,425 for the periods, respectively. In 2007, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2007.

        During the first six months of 2007 and 2006, the Partnership distributed $106,061 and $131,313 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $6.62 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


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

        On April 1, 2007, four Limited Partners redeemed a total of 46.58 Partnership Units for $38,906 in accordance with the Partnership Agreement. On April 1, 2006, four Limited Partners redeemed a total of 143.73 Partnership Units for $120,267. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 45 Limited Partners redeemed 803.6 Partnership Units for $631,925. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,203 and $3,720 in 2007 and 2006, respectively.

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

4/1/07 to 4/30/07  46.58    $835.20       1,079.66(1)             (2)

5/1/07 to 5/31/07     --         --             --                --

6/1/07 to 6/30/07     --         --             --                --

  (1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
  (2) The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.
                   PART II - OTHER INFORMATION
                           (Continued)

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

Dated:  August 6, 2007        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By:/s/ Robert P Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By:/s/ Patrick W Keene
                                     Patrick W. Keene
                                     Chief Financial Officer
                                     (Principal Accounting Officer)