Form 10QSB
period 2007-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2007-11-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2007

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


                              INDEX


PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2007 and December 31, 2006

         Statements for the Periods ended September 30, 2007 and 2006:

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

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                           (Unaudited)

                             ASSETS

                                                   2007           2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   868,459    $ 2,386,110
  Receivables                                           95          2,305
  Note Receivable                                   18,958        101,966
                                                -----------    -----------
      Total Current Assets                         887,512      2,490,381
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           4,007,550      3,769,056
  Buildings and Equipment                        8,389,765      7,224,694
  Accumulated Depreciation                      (1,059,397)      (806,997)
                                                -----------    -----------
      Net Investments in Real Estate            11,337,918     10,186,753
                                                -----------    -----------
           Total  Assets                       $12,225,430    $12,677,134
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     9,558    $    56,792
  Distributions Payable                            254,699        278,014
  Unearned Rent                                      8,730          8,730
                                                -----------    -----------
      Total Current Liabilities                    272,987        343,536
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   1,919         10,828
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,838 and 15,884 Units outstanding in
   2007 and 2006, respectively                  11,950,524     12,322,770
                                                -----------    -----------
      Total Partners' Capital                   11,952,443     12,333,598
                                                -----------    -----------
        Total Liabilities and Partners'Capital $12,225,430    $12,677,134
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                Three Months Ended       Nine Months Ended
                              9/30/07       9/30/06    9/30/07      9/30/06

RENTAL INCOME               $ 265,988    $ 165,379   $  792,029   $ 488,494

EXPENSES:
   Partnership Administration -
    Affiliates                 39,294       41,477      122,219     121,704
   Partnership Administration and
    Property Management -
    Unrelated Parties           4,444        1,975       16,618      15,629
   Depreciation                84,780       46,161      252,400     135,951
                             ---------    ---------   ----------   ---------
        Total Expenses        128,518       89,613      391,237     273,284
                             ---------    ---------   ----------   ---------

OPERATING INCOME              137,470       75,766      400,792     215,210

OTHER INCOME:
   Interest Income             10,136       16,760       36,467      32,942
                             ---------    ---------   ----------   ---------
INCOME FROM CONTINUING
   OPERATIONS                 147,606       92,526      437,259     248,152

Income(Loss) from
  Discontinued Operations           0       93,837            0     (89,726)
                             ---------    ---------   ----------   ---------
NET INCOME                  $ 147,606    $ 186,363   $  437,259   $ 158,426
                             =========    =========   ==========   =========
NET INCOME ALLOCATED:
   General Partners         $   4,428    $  35,983   $   13,118   $  35,704
   Limited Partners           143,178      150,380      424,141     122,722
                             ---------    ---------   ----------   ---------
                            $ 147,606    $ 186,363   $  437,259   $ 158,426
                             =========    =========   ==========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $    9.04    $    4.68   $    26.75   $   15.03
   Discontinued Operations       0.00         4.74         0.00       (7.37)
                             ---------    ---------   ----------   ---------

        Total               $    9.04    $    9.42   $    26.75   $    7.66
                             =========    =========   ==========   =========
Weighted Average Units
  Outstanding                  15,838       15,970       15,853      16,018
                             =========    =========   ==========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30

                           (Unaudited)
                                                      2007          2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   437,259    $   158,426

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    252,400        239,267
     Real Estate Impairment                                0        495,638
     Gain on Sale of Real Estate                           0        (93,745)
     (Increase) Decrease in Receivables                2,210           (644)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (47,234)       (11,748)
     Increase in Unearned Rent                             0         22,331
                                                  -----------    -----------
       Total Adjustments                             207,376        651,099
                                                  -----------    -----------
        Net Cash Provided By Operating Activities    644,635        809,525
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                   (1,403,565)    (1,021,663)
     Proceeds from Sale of Real Estate                     0        997,272
     Payments Received on Note Receivable             83,008         35,183
                                                  -----------    -----------
       Net Cash Provided By (Used For)
         Investing Activities                     (1,320,557)        10,792
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (23,315)       (84,974)
  Distributions to Partners                         (778,305)      (844,740)
  Redemption Payments                                (40,109)      (123,986)
                                                  -----------    -----------
        Net Cash Used For Financing Activities      (841,729)    (1,053,700)
                                                  -----------    -----------
NET DECREASE IN CASH
    AND CASH EQUIVALENTS                          (1,517,651)      (233,383)

CASH AND CASH EQUIVALENTS, beginning of period     2,386,110        613,710
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $   868,459    $   380,327
                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property  $         0    $   164,000

                                                  ===========    ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2005  $ (9,421)  $12,189,158  $12,179,737   16,113.62

  Distributions              (21,908)     (822,832)    (844,740)

  Redemption Payments         (3,719)     (120,267)    (123,986)    (143.73)

  Net Income                  35,704       122,722      158,426
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2006 $    656   $11,368,781  $11,369,437   15,969.89
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2006  $ 10,828   $12,322,770  $12,333,598   15,884.14

  Distributions              (20,824)     (757,481)    (778,305)

  Redemption Payments         (1,203)      (38,906)     (40,109)     (46.58)

  Net Income                  13,118       424,141      437,259
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2007 $  1,919   $11,950,524  $11,952,443   15,837.56
                             ========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007

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

     Subsequent to September 30, 2007, Hollywood Entertainment Corporation (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and
     Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that there is no impairment loss at this time.

(4)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note requires monthly payments of $9,550, bears interest at a 6% rate and is unsecured. The Note is due on November 8, 2007. As of September 30, 2007, the outstanding principal due on the Note was $18,958.

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

     During the first nine months of 2007 and 2006, the Partnership distributed $126,263 and $131,313 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.88 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended       Nine Months Ended
                               9/30/07      9/30/06    9/30/07       9/30/06

Rental Income                  $      0   $ 123,582    $     0    $ 423,475
Property Management Expenses          0      (2,498)         0       (7,992)
Depreciation                          0     (27,247)         0     (103,316)
Real Estate Impairment                0           0          0     (495,638)
Gain on Disposal of Real Estate       0           0          0       93,745
                                --------   ---------    -------    ---------
   Income (Loss) from
      Discontinued Operations  $      0   $  93,837    $     0    $ (89,726)
                                ========   =========    =======    =========

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

Results of Operations

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized rental income from continuing operations of $792,029 and $488,494, respectively. In 2007, rental income increased due to additional rent received from four property acquisitions in 2006 and 2007 and rent increases on three properties.

       For the nine months ended September 30, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $122,219 and $121,704, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,618 and $15,629, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        Subsequent to September 30, 2007, Hollywood Entertainment Corporation (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that there is no impairment loss at this time.

       For the nine months ended September 30, 2007 and 2006, the Partnership recognized interest income of $36,467 and $32,942, respectively. In 2007, interest income increased mainly due to the Partnership having more money invested in a money market account due to property sales in 2006.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2007, the Partnership's cash balances decreased $1,517,651 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2006, the Partnership's cash balances decreased $233,383 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities decreased from $809,525 in 2006 to $644,635 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2006, the Partnership generated cash flow from the sale of real estate of $997,272. During the nine months ended September 30, 2007 and 2006, the Partnership expended $1,403,565 and $1,021,663, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

       For the nine months ended September 30, 2007 and 2006, the Partnership declared distributions of $778,305 and $844,740, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $757,481 and $822,832 and the General Partners received distributions of $20,824 and $21,908 for the periods, respectively. In 2007, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2007.

        During the first nine months of 2007 and 2006, the Partnership distributed $126,263 and $131,313 of net sale proceeds to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.88 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        On April 1, 2007, four Limited Partners redeemed a total of 46.58 Partnership Units for $38,906 in accordance with the Partnership Agreement. On April 1, 2006, four Limited Partners redeemed a total of 143.73 Partnership Units for $120,267. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 45 Limited Partners redeemed 803.6 Partnership Units for $631,925. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,203 and $3,719 in 2007 and 2006, respectively.

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

Dated:  November 9, 2007      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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