Form 10KSB
period 2007-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2008-03-28
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

    Annual Report Under Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2007

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

The Issuer's revenues for the year ended December 31, 2007 were $881,316.

As of February 29, 2008, there were 15,782.561 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,782,561.

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

        The Partnership's properties were purchased without any indebtedness. The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions. If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units). The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties. The Partnership will not incur borrowings prior to application of the proceeds from sale of the Units, will not incur borrowings to pay distributions, and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

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

        In September 2006, the Partnership entered into an agreement to sell its 48% interest in the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On May 11, 2006, the Partnership sold the Tumbleweed restaurant in Fort Wayne, Indiana for $1,200,000 to the tenant. The sale agreement required a cash payment of $1,036,000 and a Promissory Note for $164,000. The Partnership recognized net sale proceeds of $1,161,272, which resulted in a net gain of $93,745. At the time of sale, the cost and related accumulated depreciation was $1,316,695 and $249,168, respectively. The Note required monthly payments of $9,550, bore interest at a 6% rate and was unsecured. On November 2, 2007, the Partnership received the balance of the outstanding principal and accrued interest due on the Note.

        On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

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

        The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,874. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of
13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

        On  October 16, 2007, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of rent for the first half of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that there is no impairment loss at this time.

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. The amendment will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Lease, achieves certain other expense and debt reduction measures.

        Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $656,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

Major Tenants

        During 2007, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 72% of total rental revenue in 2007. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2008 and future years. However, the tenant of the Champps Americana restaurant will not continue to be a major tenant as the property was sold. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, classified as operating leases. The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. The Partnership holds an undivided fee simple interest in the properties.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2007.

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                          Ohio Valley
 (.8729%)        12/10/97  $   14,580    Bistros, Inc.  $   1,633  $41.49

Hollywood Video Store                     Hollywood
 Saraland, AL                           Entertainment
 (3.08%)          1/26/99  $   42,439    Corporation    $  4,469   $19.38

Arby's Restaurant
 Homewood, AL                                RTM
 (.5877%)          7/9/99  $    8,184   Alabama, Inc    $    767   $40.07

KinderCare                              KinderCare
 Daycare Center                          Learning
 Pearland, TX     7/14/99  $  943,416  Centers, Inc.    $ 91,999   $12.11

KinderCare
 Daycare Center                         KinderCare
 DePere, WI                              Learning
 (7.3845%)        7/14/99  $   87,687  Centers, Inc.    $  8,623   $11.47

                                        Hollywood
Hollywood Video Store                  Entertainment
 Minot, ND        7/16/99  $1,330,000  Corporation      $144,668   $19.27

KinderCare
 Daycare Center                         KinderCare
 Golden, CO                             Learning
 (1.9962%)        9/28/00  $   33,528  Centers, Inc.    $  3,642   $21.29

KinderCare
 Daycare Center                         KinderCare
 Plainfield, IL                          Learning
 (.3154%)         5/14/01  $    4,645  Centers, Inc.    $    489   $17.32

Johnny Carino's
 Restaurant
 Longmont, CO                          Kona Restaurant
 (50.0%)         12/30/03  $1,293,405    Group, Inc.    $111,265   $34.35

Champps Americana
 Restaurant                                Champps
 West Chester, OH                         Operating
 (50.0%)          1/13/04  $1,569,884    Corporation    $171,760   $34.58


ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

                           Total Property               Annual    Annual
                  Purchase  Acquisition                 Lease    Rent Per
Property            Date      Costs        Tenant      Payment    Sq. Ft.

Jared Jewelry Store
 Sugar Land, TX                        Sterling Jewelers
 (40.0%)          7/15/04  $1,533,966        Inc.       $127,919   $52.29

Applebee's Restaurant
 Johnstown, PA
 (38%)            9/21/06  $1,031,187  B.T. Woodlip,Inc.$ 74,370   $37.68

Advance Auto Parts Store
 Indianapolis, IN                        Advance Stores
 (65%)           12/21/06  $1,244,173    Company, Inc.  $ 87,168   $19.16

Applebee's Restaurant
 Crawfordsville, IN                     Apple Indiana
 (60%)           12/29/06  $1,856,656       II LLC      $133,933   $42.44

Tractor Supply Company Store
 Grand Forks, ND                        Tractor Supply
 (50%)            1/19/07  $1,403,874      Company      $102,351   $ 9.28



        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Johnny Carino's restaurant and the Jared Jewelry store are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Champps Americana restaurant is owned by AEI Net Lease Income and Growth Fund XX Limited Partnership. The remaining interest in the Applebee's restaurant in Johnstown, Pennsylvania is owned by AEI Income and Growth Fund XXI Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income and Growth Fund 25 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income and Growth Fund 26 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income and Growth Fund 24 LLC. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant, the Arby's restaurant and the KinderCare daycare centers in DePere, Wisconsin, Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

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

ITEM 2.DESCRIPTION OF PROPERTIES.  (Continued)

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

        At December 31, 2007, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2007, there were 735 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $27,349 and $30,390 were made to the General Partners and $1,008,881 and $1,097,111 were made to the Limited Partners in 2007 and 2006, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed net sale proceeds of $185,000 and $130,000 in 2007 and 2006, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
        AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

      Small Business Issuer Purchases of Equity Securities

                                                             Maximum Number
                                     Total Number of Units   of Units that May
                Total Number Average Purchased as Part of    Yet Be Purchased
                  of Units   Price   Paid Publicly Announced Under the Plans
Period           Purchased  per Unit Plans or Programs       or Programs

10/1/07 to 10/31/07  33.00   $831.60    1,112.66(1)               (2)

11/1/07 to 11/30/07     --        --          --                  --

12/1/07 to 12/31/07     --        --          --                  --


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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For  the  years  ended December 31, 2007  and  2006,  the
Partnership recognized rental income from continuing operations of $881,316 and $514,150, respectively. In 2007, rental income increased due to additional rent received from four property acquisitions in 2006 and 2007 and rent increases on two properties.

        For the years ended December 31, 2007 and 2006, the Partnership incurred Partnership administration expenses from affiliated parties of $160,221 and $161,875, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,670 and $19,741, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        On  October 16, 2007, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of rent for the first half of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that there is no impairment loss at this time.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. The amendment will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Lease, achieves certain other expense and debt reduction measures.

        For the years ended December 31, 2007 and 2006, the Partnership recognized interest income of $44,505 and $67,907, respectively. In 2007, interest income decreased mainly due to the Partnership having less money invested in a money market account due to property acquisitions.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $127,112, representing rental income less property management expenses and depreciation. For the year ended December 31, 2006, the Partnership recognized income from discontinued operations of $1,222,363, representing rental income less property management expenses and depreciation of $628,857 and gain on disposal of real estate of $1,089,144, which were partially offset by a real estate impairment loss of $495,638.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        In September 2006, the Partnership entered into an agreement to sell its 48% interest in the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

        On May 11, 2006, the Partnership sold the Tumbleweed restaurant in Fort Wayne, Indiana for $1,200,000 to the tenant. The sale agreement required a cash payment of $1,036,000 and a Promissory Note for $164,000. The Partnership recognized net sale proceeds of $1,161,272, which resulted in a net gain of $93,745. At the time of sale, the cost and related accumulated depreciation was $1,316,695 and $249,168, respectively. The Note required monthly payments of $9,550, bore interest at a 6% rate and was unsecured. On November 2, 2007, the Partnership received the balance of the outstanding principal and accrued interest due on the Note.

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

        Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $656,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

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

Liquidity and Capital Resources

       During the year ended December 31, 2007, the Partnership's cash balances decreased $1,565,659 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2006, the Partnership's cash balances increased $1,772,400 as a result of cash generated from the sale of property, which were partially offset by cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $1,161,109 in 2006 to $865,344 in 2007 as a result of a decrease in total rental and interest income in 2007 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2007.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2006, the Partnership generated cash flow from the sale of real estate of $6,091,233. During the years ended December 31, 2007 and 2006, the Partnership expended $1,403,874 and $4,132,016, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $74,370. The remaining interest in the property was purchased by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership.

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

        The property is leased to Apple Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $133,933. The remaining interest in the property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

        On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,874. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of
13.9 years and initial annual rent of $102,351. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

        For the years ended December 31, 2007 and 2006, the Partnership declared distributions of $1,036,230 and $1,127,501, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,008,881 and $1,097,111 and the General Partners received distributions of $27,349 and $30,390 for the periods, respectively. In 2007, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2007.

       During 2007 and 2006, the Partnership distributed net sale proceeds of $186,869 and $131,313 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $11.68 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

        During  2007, eight Limited Partners redeemed a total  of
79.58 Partnership Units for $66,349 in accordance with the Partnership Agreement. During 2006, ten Limited Partners redeemed a total of 229.48 Partnership Units for $191,541. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 45 Limited Partners redeemed 803.60 Partnership Units for $631,925. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,052 and $5,924 in 2007 and 2006, respectively.

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





        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2007 and 2006

Statements for the Years Ended December 31, 2007 and 2006:

     Income

     Cash Flows

     Changes in Partners' Capital (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2007 and 2006, and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.




                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                Certified Public Accountants


Minneapolis, Minnesota
March 24, 2008

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                    2007          2006
CURRENT ASSETS:
  Cash and Cash Equivalents                    $   820,451     $ 2,386,110
  Receivables                                            0           2,305
  Note Receivable                                        0         101,966
                                                -----------     -----------
      Total Current Assets                         820,451       2,490,381
                                                -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,491,965       3,769,056
  Buildings and Equipment                        7,335,775       7,224,694
  Accumulated Depreciation                        (963,195)       (806,997)
                                                -----------     -----------
                                                 9,864,545      10,186,753
  Real Estate Held for Sale                      1,388,889               0
                                                -----------     -----------
      Net Investments in Real Estate            11,253,434      10,186,753
                                                -----------     -----------
           Total  Assets                       $12,073,885     $12,677,134
                                                ===========     ===========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     8,064     $    56,792
  Distributions Payable                            253,550         278,014
  Unearned Rent                                      8,730           8,730
                                                -----------     -----------
      Total Current Liabilities                    270,344         343,536
                                                -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (1,336)         10,828
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,805 and 15,884 Units outstanding in
    2007 and 2006, respectively                 11,804,877      12,322,770
                                                -----------     -----------
     Total Partners' Capital                    11,803,541      12,333,598
                                                -----------     -----------
      Total Liabilities and Partners' Capital  $12,073,885     $12,677,134
                                                ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2007          2006

RENTAL INCOME                                   $   881,316    $   514,150

EXPENSES:
  Partnership Administration - Affiliates           160,221        161,875
  Partnership Administration and Property
     Management - Unrelated Parties                  26,670         19,741
  Depreciation                                      291,468        143,977
                                                 -----------    -----------
      Total Expenses                                478,359        325,593
                                                 -----------    -----------

OPERATING INCOME                                    402,957        188,557

OTHER INCOME:
  Interest Income                                    44,505         67,907
                                                 -----------    -----------

INCOME FROM CONTINUING OPERATIONS                   447,462        256,464

Income from Discontinued Operations                 127,112      1,222,363
                                                 -----------    -----------
NET INCOME                                      $   574,574    $ 1,478,827
                                                 ===========    ===========
NET INCOME ALLOCATED:
  General Partners                              $    17,237    $    56,563
  Limited Partners                                  557,337      1,422,264
                                                 -----------    -----------
                                                $   574,574    $ 1,478,827
                                                 ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                         $     27.40    $     15.56
  Discontinued Operations                              7.78          73.42
                                                 -----------    -----------
       Total                                    $     35.18    $     88.98
                                                 ===========    ===========
Weighted Average Units Outstanding                   15,841         15,984
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31

                                                      2007         2006

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   574,574   $ 1,478,827

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    337,193       293,018
     Real Estate Impairment                                0       495,638
     Gain on Sale of Real Estate, Net                      0    (1,089,144)
     (Increase) Decrease in Receivables                2,305        (2,305)
     Decrease in Payable to
        AEI Fund Management, Inc.                    (48,728)       (6,525)
     Decrease in Unearned Rent                             0        (8,400)
                                                  -----------   -----------
       Total Adjustments                             290,770      (317,718)
                                                  -----------   -----------
       Net Cash Provided By Operating Activities     865,344     1,161,109
                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                      (1,403,874)   (4,132,016)
  Proceeds from Sale of Real Estate                        0     6,091,233
  Payments Received on Note Receivable               101,966        62,034
                                                  -----------   -----------
    Net Cash Provided By (Used For)
       Investing Activities                       (1,301,908)    2,021,251
                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                  (24,464)      (84,994)
  Distributions to Partners                       (1,036,230)   (1,127,501)
  Redemption Payments                                (68,401)     (197,465)
                                                  -----------   -----------
        Net Cash Used For Financing Activities    (1,129,095)   (1,409,960)
                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         (1,565,659)    1,772,400

CASH AND CASH EQUIVALENTS, beginning of period     2,386,110       613,710
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, end of period         $   820,451   $ 2,386,110
                                                  ===========   ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Note Receivable Acquired in Sale of Property  $         0   $   164,000
                                                  ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                              General   Limited                    Units
                              Partners  Partners     Total      Outstanding


BALANCE, December 31, 2005  $ (9,421) $12,189,158  $12,179,737   16,113.62

  Distributions              (30,390)  (1,097,111)  (1,127,501)

  Redemption Payments         (5,924)    (191,541)    (197,465)    (229.48)

  Net Income                  56,563    1,422,264    1,478,827
                             --------  ----------   ----------   ---------
BALANCE, December 31, 2006    10,828   12,322,770   12,333,598   15,884.14

  Distributions              (27,349)  (1,008,881)  (1,036,230)

  Redemption Payments         (2,052)     (66,349)     (68,401)     (79.58)

  Net Income                  17,237      557,337      574,574
                             --------  ----------   ----------   ---------
BALANCE, December 31, 2007  $ (1,336) $11,804,877  $11,803,541   15,804.56
                             ========  ==========   ==========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     Real Estate

       The Partnership's real estate is leased under triple net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases which contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       In  accordance  with  Statement  of  Financial  Accounting
       Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2007 and 2006.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(2)  Summary of Significant Accounting Policies - (Continued)

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2007 presentation. These reclassifications had no effect on Members' capital, net income or cash flows.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.

(3)  Related Party Transactions -

     At December 31, 2007, the Partnership owned a 50% interest in a Champps Americana restaurant. The remaining interest in this property was owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership. The Partnership owns a 50% interest in a Johnny Carino's restaurant and a 40% interest in a Jared Jewelry store. The remaining interests in these properties are owned by AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership. The Partnership owns a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania. The remaining interest in this property is owned by AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership. The Partnership owns a 65% interest in an Advance Auto Parts store. The remaining interest in this property is owned by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership. The Partnership owns a 50% interest in a Tractor Supply Company store. The remaining interest in this property is owned by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

     On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656. The property was purchased from AEI Fund Management XVII, Inc. (AFMX), an affiliate of the General Partner. AFMX purchased the property from Apple Indiana II LLC, an unrelated third party, on September 21, 2006. The price paid by the Partnership was equal to the price paid by AFMX plus the expenses incurred to transfer ownership of the property to the Partnership, which were minimal. During the period the property was owned by AFMX, the property generated a net loss of $4,217, which was charged to the Partnership. There was no benefit arising out of the transaction to the General Partner or its affiliates apart from compensation otherwise permitted by the Limited Partnership Agreement. The remaining interest in this property is owned by AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                        for the Years Ended December 31

                                                          2007       2006
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  the results of operations to the Limited Partners.    $ 160,221  $ 161,875
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs, taxes, insurance and other
  property costs.                                       $  24,613  $  36,434
                                                         ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $  20,874  $  72,453
                                                         ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $       0  $  94,711
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under triple net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The only exception is under the Lease for the Advance Auto Parts store, the Partnership is responsible for repairs to the structural components of the building, except for the roof, which is the tenant's responsibility. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video store in Saraland, Alabama and the KinderCare daycare center in DePere, Wisconsin were constructed in 1998 and acquired in 1999. The KinderCare daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The KinderCare daycare center in Golden, Colorado was constructed and acquired in 2000. The KinderCare daycare center in Plainfield, Illinois was constructed and acquired in 2001. The Johnny Carino's restaurant was constructed in 1999 and acquired in 2003. The land for the Champps Americana restaurant in West Chester, Ohio was acquired in 2002 and construction of the restaurant was completed in 2004. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurants were constructed in 1996 and acquired in 2006. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The Tractor Supply Company store was constructed in 2005 and acquired in 2007. The remaining properties were constructed and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2007  are   as
     follows:

                                         Buildings and            Accumulated
Property                       Land       Equipment     Total    Depreciation

TGI Friday's, Greensburg, PA  $    6,439  $    8,141  $    14,580 $   3,362
Hollywood Video, Saraland, AL     17,654      24,785       42,439     8,879
Arby's, Homewood, AL               4,396       3,788        8,184     1,510
KinderCare, Pearland, TX         204,105     739,311      943,416   250,131
KinderCare, DePere, WI            19,509      68,178       87,687    23,066
Hollywood Video, Minot, ND       619,597     710,403    1,330,000   240,353
KinderCare, Golden, CO             7,684      25,844       33,528     7,496
KinderCare, Plainfield, IL         1,313       3,332        4,645       882
Johnny Carino's, Longmont, CO    560,383     733,022    1,293,405   117,284
Jared Jewelry, Sugar Land, TX    503,837   1,030,129    1,533,966   142,501
Applebee's, Johnstown, PA        264,557     766,630    1,031,187    39,609
Advance Auto Parts,
  Indianapolis, IN               537,914     706,259    1,244,173    29,426
Applebee's, Crawfordsville, IN   506,030   1,350,626    1,856,656    54,025
Tractor Supply, Grand Forks, ND  238,547   1,165,327    1,403,874    44,671
                               ---------   ---------   ----------  --------
                              $3,491,965  $7,335,775  $10,827,740 $ 963,195
                               =========   =========   ==========  ========


     On September 21, 2006, the Partnership purchased a 38% interest in an Applebee's restaurant in Johnstown, Pennsylvania for $1,031,187. The property is leased to B.T. Woodlipp, Inc. under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $74,370.

     On December 21, 2006, the Partnership purchased a 65% interest in an Advance Auto Parts store in Indianapolis, Indiana for $1,244,173. The property is leased to Advance Stores Company, Inc. under a Lease Agreement with a remaining primary term of 13.5 years and initial annual rent of $87,168.

     On December 29, 2006, the Partnership purchased a 60% interest in an Applebee's restaurant in Crawfordsville, Indiana for $1,856,656. The property is leased to Apple
     Indiana II LLC under a Lease Agreement with a remaining primary term of 20 years and initial annual rent of $133,933.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,874. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351.

     On  October  16,  2007, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of rent for the first half of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the leases and property values and decided that there is no impairment loss at this time.

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. Subsequent to December 31, 2007, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. The amendment will expire on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Lease, achieves certain other expense and debt reduction measures.

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a 3.08% interest in a Hollywood Video store in Saraland, Alabama, a .5877% interest in an Arby's restaurant, a 7.3845% interest in a KinderCare daycare center in DePere, Wisconsin, a 1.9962% interest in a KinderCare daycare center in Golden, Colorado and a .3154% interest in a KinderCare daycare center in Plainfield, Illinois. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(4)  Investments in Real Estate - (Continued)

     For properties owned as of December 31, 2007, the minimum future rent payments required by the leases are as follows:

                       2008           $ 1,065,217
                       2009             1,066,916
                       2010             1,069,169
                       2011             1,089,596
                       2012             1,106,926
                       Thereafter       9,022,861
                                       -----------
                                      $14,420,685
                                       ===========

     There were no contingent rents recognized in 2007 or 2006.

(5)  Note Receivable -

     On May 11, 2006, as part of the sale of the Tumbleweed restaurant in Fort Wayne, Indiana, the Partnership received a Promissory Note in the amount of $164,000 from the tenant, who purchased the property. The Note required monthly payments of $9,550, bore interest at a 6% rate and was unsecured. On November 2, 2007, the Partnership received the balance of the outstanding principal and accrued interest due on the Note. At December 31, 2006, the outstanding principal due on the Note was $101,966.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(6)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                     Industry           2007       2006

     Apple American Group        Restaurant      $ 208,303   $     N/A
     Champps Operating
      Corporation                Restaurant        170,780     160,000
     Hollywood
      Entertainment Corporation  Retail            143,124     149,137
     Sterling Jewelers Inc.      Retail            127,919         N/A
     Kona Restaurant Group, Inc. Restaurant        110,255         N/A
     Razzoo's, LP                Restaurant            N/A     290,457
     KinderCare Learning
      Centers, Inc.              Child Care            N/A     198,532
     Garden Ridge, L.P.          Retail                N/A     196,823
                                                  --------    --------
     Aggregate rent revenue of major tenants     $ 760,381   $ 994,949
                                                  ========    ========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                 72%        76%
                                                  ========    ========

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

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

     In September 2006, the Partnership entered into an agreement to sell its 48% interest in the Razzoo's restaurant to an unrelated third party. On November 21, 2006, the sale closed with the Partnership receiving net sale proceeds of $840,892, which resulted in a net loss of $23,108. At the time of sale, the net book value of the property was $864,000.

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

     Subsequent to December 31, 2007, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of approximately $2,045,000, which resulted in a net gain of approximately $656,100. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(7) Discontinued Operations - (Continued)

     During 2007 and 2006, the Partnership distributed net sale proceeds of $186,869 and $131,313 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $11.68 and $8.14 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                2007         2006

     Rental Income                          $ 170,780   $  794,591
     Property Management Expenses               2,057      (16,693)
     Depreciation                             (45,725)    (149,041)
     Real Estate Impairment                         0     (495,638)
     Gain on Disposal of Real Estate                0     1,089,144
                                             --------    ----------
       Income from Discontinued Operations  $ 127,112   $1,222,363
                                             ========    ==========

(8)  Partners' Capital -

     Cash distributions of $27,349 and $30,390 were made to the General Partners and $1,008,881 and $1,097,111 were made to the Limited Partners for the years ended December 31, 2007 and 2006, respectively. The Limited Partners' distributions represent $63.69 and $68.64 per Limited Partnership Unit outstanding using 15,841 and 15,984 weighted average Units in 2007 and 2006, respectively. The distributions represent $30.98 and $68.64 per Unit of Net Income and $32.71 and $-0-per Unit of return of contributed capital in 2007 and 2006, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $185,000 and $130,000 in 2007 and 2006, respectively. The distributions reduced the Limited Partners' Adjusted Capital
     Contributions.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(8)  Partners' Capital - (Continued)

     During  2007,  eight Limited Partners redeemed  a  total  of
     79.58 Partnership Units for $66,349 in accordance with the Partnership Agreement. During 2006, ten Limited Partners redeemed a total of 229.48 Partnership Units for $191,541. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,052 and $5,924 in 2007 and 2006, respectively.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $939.14 per original $1,000 invested.

(9)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                       2007        2006

     Net Income for Financial Reporting Purposes   $  574,574   $1,478,827

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes   116,847       72,868

     Income Accrued for Tax Purposes Over (Under)
      Income for Financial Reporting Purposes           6,014       (8,400)

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes           0     (240,203)
                                                    ---------    ----------
           Taxable Income to Partners              $  697,435   $1,303,092
                                                    =========    ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2007 AND 2006

(9)Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                         2007        2006

     Partners' Capital for Financial Reporting
      Purposes                                       $11,803,541  $12,333,598

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                   393,811      276,964

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes             14,743        8,729

     Syndication Costs Treated as Reduction
      of Capital for Financial Reporting Purposes      2,418,726    2,418,726
                                                      ----------   ----------
     Partners' Capital for Tax Reporting Purposes    $14,630,821  $15,038,017
                                                      ==========   ==========

(10) Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                       2007                   2006
                             Carrying        Fair    Carrying      Fair
                              Amount         Value     Amount      Value

     Money Market Funds     $820,451      $820,451   $2,386,110  $2,386,110
                             -------       -------    ---------   ---------
       Total Cash and
          Cash Equivalents  $820,451      $820,451   $2,386,110  $2,386,110
                             =======       =======    =========   =========

     Note Receivable        $      0      $      0   $  101,966  $  101,966
                             =======       =======    =========   =========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 8AT.CONTROLS AND PROCEDURES.

       (a) Disclosure Controls and Procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 8AT.CONTROLS AND PROCEDURES. (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         (ii) Changes in Internal Control Over Financial Reporting. During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Robert P. Johnson, age 63, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2008. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 48, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2008. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2007. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2007 fiscal year.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2008:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            22         0.14%
   Robert P. Johnson                        0          0.00%
   Patrick W. Keene                         0          0.00%


   Address for all:
   1300 Wells Fargo Place,
   30 East 7th Street,
   St. Paul, Minnesota 55101

   Andrea B. Currier                    824.74227      5.22%
   P.O. Box E,
   The Plains,
   Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2007 and 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2007, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2007.

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (July 31, 1996)
Compensation                of Compensation           To December 31, 2007

AEI Securities, Inc.  Selling Commissions equal to 8%        $1,691,722
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  762,880
Affiliates            Organiation and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  472,971
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all          $1,844,630
Affiliates            Administrative  Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties and all other transfer
                      agency, reporting, partner relations
                      and other administrative  functions.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                      Amount Incurred From
 Receiving                  Form and Method        Inception (July 31, 1996)
Compensation                of Compensation           To December 31, 2007

General Partners and  Reimbursement at Cost for all          $  496,342
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year.$  311,014

General Partners      1% of distributions of Net Proceeds    $   20,954
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.


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

ITEM 13.  EXHIBITS.  (Continued)

     10.5 First Amendment to Net Lease Agreement dated January 13, 2004 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Champps Operating Corporation relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to
     Exhibit 10.2 of Form 8-K filed January 28, 2004).

     10.6 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 30, 2004).

     10.7 Purchase Agreement dated May 11, 2006 between the Partnership and Tumbleweed, Inc. relating to the Property at 6040 Lima Road, Fort Wayne, Indiana (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed August 14,
     2006).

     10.8 Contract of Sale dated August 17, 2006 between the Partnership, various other property owners and Compson Holding Corporation relating to the Property at 16778 Interstate 45 South, Conroe (Woodlands), Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed November 14, 2006).

     10.9 Assignment and Assumption of Purchase and Sale Agreement dated September 11, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Fund Management, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed November 14,
     2006).

     10.10      Net  Lease  Agreement dated  September  21,  2006
     between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 14, 2006).

     10.11 Purchase Agreement dated September 25, 2006 between the Partnership, AEI Real Estate Fund XV Limited Partnership, AEI Real Estate Fund XVII Limited Partnership, AEI Net Lease Income & Growth Fund XIX Limited Partnership and Dan Quinlan relating to the Property at 11617 Research Boulevard, Austin, Texas (incorporated by reference to
     Exhibit 10.4 of Form 10-QSB filed November 14, 2006).

     10.12 Purchase Agreement dated November 5, 2006 between the Partnership and the VanderMeer Family Trust relating to the Property at 3325 Trellis Lane, Abingdon, Maryland (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed November 14, 2006).

     10.13 Assignment and Assumption of Lease dated December 29, 2006 between the Partnership, AEI Income & Growth Fund 26 LLC and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 8, 2007).

     10.14 Assignment and Assumption of Purchase and Sale Agreement dated January 12, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to
     Exhibit 10.1 of Form 8-K filed January 25, 2007).

     10.15 Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

     10.16 Real Estate Sales Contract dated January 25, 2008 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Jeff Greene, and/or Assignee relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit
     10.1 of Form 8-K filed March 4, 2008).

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

     32    Certification  of Chief Executive  Officer  and  Chief
     Financial  Officer  of General Partner pursuant  to  Section
     906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2007 and 2006:

     Fee Category                            2007       2006

     Audit Fees                           $  11,900   $ 11,250
     Audit-Related Fees                           0         79
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           --------    -------
          Total Fees                      $  11,900   $ 11,329
                                           ========    =======

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


                            AEI INCOME & GROWTH FUND XXII
                            Limited Partnership
                            By: AEI Fund Management XXI, Inc.
                                Its Managing General Partner


March 24, 2008              By: /s/ Robert P Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                               Title                           Date


/s/Robert P Johnson   President (Principal Executive  Officer) March 24, 2008
   Robert P. Johnson  and Sole Director of Managing General
                      Partner

/s/Patrick W Keene    Chief Financial Officer  and  Treasurer  March 24, 2008
   Patrick W. Keene   (Principal Accounting Officer)