Form 10-Q
period 2008-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2008-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2008

               Commission File Number:  000-24003


          AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
     (Exact name of registrant as specified in its charter)


      State of Minnesota                    41-1848181
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of principal executive offices)

                         (651) 227-7333
                 (Registrant's telephone number)

                       Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       [X] Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer        Accelerated filer

     Non-accelerated filer          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2008 and December 31, 2007

         Statements for the Three Months ended March 31, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T.Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                     2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 2,828,926    $   820,451

INVESTMENTS IN REAL ESTATE:
  Land                                             3,491,965      3,491,965
  Buildings and Equipment                          7,335,775      7,335,775
  Accumulated Depreciation                        (1,036,548)      (963,195)
                                                  -----------    -----------
                                                   9,791,192      9,864,545
  Real Estate Held for Sale                                0      1,388,889
                                                  -----------    -----------
      Net Investments in Real Estate               9,791,192     11,253,434
                                                  -----------    -----------
           Total  Assets                         $12,620,118    $12,073,885
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    11,773    $     8,064
  Distributions Payable                              252,638        253,550
  Unearned Rent                                       19,431          8,730
                                                  -----------    -----------
      Total Current Liabilities                      283,842        270,344
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     6,536         (1,336)
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,805 Units outstanding                      12,329,740     11,804,877
                                                  -----------    -----------
      Total Partners' Capital                     12,336,276     11,803,541
                                                  -----------    -----------
         Total Liabilities and Partners' Capital $12,620,118    $12,073,885
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2008          2007

RENTAL INCOME                                    $   220,029    $   218,094

EXPENSES:
     Partnership  Administration  -  Affiliates       39,689         42,922
     Partnership Administration  and Property
     Management - Unrelated Parties                   11,778          7,790
     Depreciation                                     73,353         71,390
                                                  -----------    -----------
        Total Expenses                               124,820        122,102
                                                  -----------    -----------

OPERATING INCOME                                      95,209         95,992

OTHER INCOME:
  Interest Income                                     10,095         15,355
                                                  -----------    -----------

INCOME FROM CONTINUING OPERATIONS                    105,304        111,347

Income from Discontinued Operations                  684,429         30,028
                                                  -----------    -----------
NET INCOME                                       $   789,733    $   141,375
                                                  ===========    ===========
NET INCOME ALLOCATED:
   General Partners                              $    14,370    $     4,241
   Limited Partners                                  775,363        137,134
                                                  -----------    -----------
                                                 $   789,733    $   141,375
                                                  ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations                         $      6.46    $      6.80
   Discontinued Operations                             42.60           1.83
                                                  -----------    -----------
         Total                                   $     49.06    $      8.63
                                                  ===========    ===========
Weighted  Average Units Outstanding                   15,805         15,884
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                     $   789,733   $   141,375

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                       73,353        82,821
     Gain on Sale of Real Estate                      (657,433)            0
     Decrease in Receivables                                 0         1,932
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        3,709       (33,085)
     Increase in Unearned Rent                          10,701           450
                                                    -----------   -----------
        Total Adjustments                             (569,670)       52,118
                                                    -----------   -----------
        Net Cash Provided By
            Operating Activities                       220,063       193,493
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0    (1,400,923)
   Proceeds from Sale of Real Estate                 2,046,322             0
   Payments Received on Note Receivable                      0        27,257
                                                    -----------   -----------
        Net Cash Provided By (Used For)
            Investing Activities                     2,046,322    (1,373,666)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                      (912)      (22,220)
   Distributions to Partners                          (256,998)     (260,179)
                                                    -----------   -----------
        Net Cash Used For
            Financing Activities                      (257,910)     (282,399)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              2,008,475    (1,462,572)

CASH AND CASH EQUIVALENTS, beginning of period         820,451     2,386,110
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,828,926   $   923,538
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                 Partnership
                             General     Limited                    Units
                             Partners    Partners      Total     Outstanding


BALANCE, December 31, 2006  $ 10,828  $12,322,770   $12,333,598    15,884.14

  Distributions               (6,998)    (253,181)     (260,179)

  Net Income                   4,241      137,134       141,375
                             --------  -----------   -----------   ---------
BALANCE, March 31, 2007     $  8,071  $12,206,723   $12,214,794    15,884.14
                             ========  ===========   ===========   =========


BALANCE, December 31, 2007  $ (1,336) $11,804,877   $11,803,541    15,804.56

  Distributions               (6,498)    (250,500)     (256,998)

  Net Income                  14,370      775,363       789,733
                             --------  -----------   -----------   ---------
BALANCE, March 31, 2008     $  6,536  $12,329,740   $12,336,276    15,804.56
                             ========  ===========   ===========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2008

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-KSB.

(2)  Organization -

     AEI Income & Growth Fund XXII Limited Partnership ("Partnership") was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner. Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AEI Fund Management, Inc. ("AEI"), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior period's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

     On October 16, 2007, Hollywood Entertainment Corporation ("HEC"), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of rent for the first half of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. On April 9, 2008, HEC issued a press release announcing that its proposed Plan of Reorganization was confirmed by the bankruptcy court and that it expected to emerge from Chapter 11 protection in the second quarter of 2008. Under the proposed Plan, which is subject to the final approval of the bankruptcy judge, HEC would assume the Leases for these stores under the original terms without any rent concessions. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the Leases and property values and decided that there is no impairment loss at this time.

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Longmont, Colorado, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. The amendment will expire and the original Lease terms will be reinstated on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Lease, achieves certain other expense and debt reduction measures.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,046,322, which resulted in a net gain of $657,433. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

     During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $60,606 and $40,404 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.80 and $2.52 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The  financial  results for this property are  reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                   2008       2007

     Rental Income                              $  27,146   $ 41,960
     Property Management Expenses                    (150)      (501)
     Depreciation                                       0    (11,431)
     Gain on Disposal of Real Estate              657,433          0
                                                 ---------   --------
        Income from Discontinued Operations     $ 684,429   $ 30,028
                                                 =========   ========


(7)  Recently Issued Accounting Pronouncements -

     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R) ("SFAS 141(R)"), Business Combinations. SFAS 141(R) requires, among other things, the expensing of acquisition-related transaction costs. Management anticipates that SFAS 141(R) will be effective for property acquisitions completed on or after January 1, 2009. Management is evaluating the effect that the adoption of SFAS 141(R) will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Partnership purchases properties and records them in the financial statements at cost (including capitalized acquisition expenses). The Partnership anticipates that for acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $220,029 and $218,094, respectively. In 2008, rental income increased due to additional rent received from one property acquisition in 2007, which was partially offset by a reduction in rent for the Johnny Carino's restaurant as discussed below.

        For the three months ended March 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $39,689 and $42,922, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,778 and $7,790, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        On October 16, 2007, Hollywood Entertainment Corporation ("HEC"), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. With the exception of rent for the first half of October 2007, rents are current and the Partnership expects to continue to receive all scheduled rents in future months unless the Leases are rejected by HEC. On April 9, 2008, HEC issued a press release announcing that its proposed Plan of Reorganization was confirmed by the bankruptcy court and that it expected to emerge from Chapter 11 protection in the second quarter of 2008. Under the proposed Plan, which is subject to the final approval of the bankruptcy judge, HEC would assume the Leases for these stores under the original terms without any rent concessions. If the Leases are assumed, HEC must comply with all Lease terms. If the Leases are rejected, HEC would be required to return possession of the properties to the Partnership and the Partnership would be responsible for real estate taxes and other costs associated with maintaining the properties. The Partnership has evaluated the Leases and property values and decided that there is no impairment loss at this time.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Longmont, Colorado, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. The amendment will expire and the original Lease terms will be reinstated on February 28, 2010, unless Fired Up, Inc., the parent company of KRG and guarantor of the Lease, achieves certain other expense and debt reduction measures.

        For the three months ended March 31, 2008 and 2007, the Partnership recognized interest income of $10,095 and $15,355, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $684,429, representing rental income less property management expenses of $26,996 and gain on disposal of real estate of $657,433. For the three months ended March 31, 2007, the Partnership recognized income from discontinued operations of $30,028, representing rental income less property management expenses and depreciation.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,046,322, which resulted in a net gain of $657,433. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 2008, the Partnership's cash balances increased $2,008,475 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2007, the Partnership's cash balances decreased $1,462,572 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $193,493 in 2007 to $220,063 in 2008 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,046,322. During the three months ended March 31, 2007, the Partnership expended $1,400,923 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2006.

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

        For the three months ended March 31, 2008 and 2007, the Partnership declared distributions of $256,998 and $260,179, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $250,500 and $253,181 and the General Partners received distributions of $6,498 and $6,998 for the periods, respectively.

        During the first three months of 2008 and 2007, the Partnership distributed net sale proceeds of $60,606 and $40,404 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.80 and $2.52 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.


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

        During  2007, eight Limited Partners redeemed a total  of
79.58 Partnership Units for $66,349 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 55 Limited Partners redeemed 1,033.08 Partnership Units for $823,466. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,052 in 2007.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.

ITEM 4T.CONTROLS AND PROCEDURES.

       (a)  Disclosure Controls and Procedures.

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

       (b)  Changes in Internal Control Over Financial Reporting.

        During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.RISK FACTORS.

       Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       (a) None.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS.

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.



                           SIGNATURES

        Pursuant  to the requirements of the Securities  Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


Dated:  May 9, 2008           AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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