Form 10-Q
period 2008-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2008-08-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (orfor such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes     No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2008 and December 31,  2007

         Statements for the Periods ended June 30, 2008 and 2007:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4T. Controls and Procedures

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk  Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                    2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,787,696    $   820,451
  Receivables                                         2,749              0
                                                 -----------    -----------
      Total Current Assets                        2,790,445        820,451
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            3,472,456      3,491,965
  Buildings and Equipment                         7,267,597      7,335,775
  Accumulated Depreciation                       (1,085,471)      (963,195)
                                                 -----------    -----------
                                                  9,654,582      9,864,545
  Real Estate Held for Sale                               0      1,388,889
                                                 -----------    -----------
      Net Investments in Real Estate              9,654,582     11,253,434
                                                 -----------    -----------
           Total  Assets                        $12,445,027    $12,073,885
                                                 ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    17,049    $     8,064
  Distributions Payable                             250,742        253,550
  Unearned Rent                                      13,983          8,730
                                                 -----------    -----------
      Total Current Liabilities                     281,774        270,344
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    7,119         (1,336)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 and 15,805 Units outstanding in
   2008 and 2007, respectively                   12,156,134     11,804,877
                                                 -----------    -----------
      Total Partners' Capital                    12,163,253     11,803,541
                                                 -----------    -----------
        Total Liabilities and Partners' Capital $12,445,027    $12,073,885
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended      Six Months Ended
                               6/30/08       6/30/07   6/30/08     6/30/07

RENTAL INCOME               $  217,287   $  220,891  $  435,160   $  436,829

EXPENSES:
   Partnership Administration -
     Affiliates                 39,391       40,003      79,080       82,925
   Partnership Administration
     and Property Management -
     Unrelated Parties          11,269        6,623      23,047       14,413
   Depreciation                 72,671       72,686     145,342      143,394
                             ----------   ----------  ----------   ----------
        Total Expenses         123,331      119,312     247,469      240,732
                             ----------   ----------  ----------   ----------

OPERATING INCOME                93,956      101,579     187,691      196,097

OTHER INCOME:
   Interest Income              12,082       10,976      22,177       26,331
                             ----------   ----------  ----------   ----------
INCOME FROM CONTINUING
   OPERATIONS                  106,038      112,555     209,868      222,428

Income from Discontinued
  Operations                    62,703       35,723     748,606       67,225
                             ----------   ----------  ----------   ----------
NET INCOME                  $  168,741   $  148,278  $  958,474   $  289,653
                             ==========   ==========  ==========   ==========
NET INCOME ALLOCATED:
   General Partners         $    7,401   $    4,449  $   21,771   $    8,690
   Limited Partners            161,340      143,829     936,703      280,963
                             ----------   ----------  ----------   ----------
                            $  168,741   $  148,278  $  958,474   $  289,653
                             ==========   ==========  ==========   ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations    $     6.55   $     6.89  $    12.92   $    13.60
   Discontinued Operations        3.73         2.19       46.55         4.11
                             ----------   ----------  ----------   ----------
        Total               $    10.28   $     9.08  $    59.47   $    17.71
                             ==========   ==========  ==========   ==========
Weighted Average Units
  Outstanding                   15,699       15,838      15,752       15,861
                             ==========   ==========  ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                        2008          2007

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   958,474   $   289,653

   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating Activities:
     Depreciation                                     146,479       167,620
     Gain on Sale of Real Estate                     (719,466)            0
     (Increase) Decrease in Receivables                (2,749)        2,070
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       8,985       (45,753)
     Increase in Unearned Rent                          5,253        24,973
                                                   -----------    -----------
        Total Adjustments                            (561,498)      148,910
                                                   -----------    -----------
        Net Cash Provided By
           Operating Activities                       396,976       438,563
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments In Real Estate                               0    (1,403,565)
   Proceeds from Sale of Real Estate                2,171,839             0
   Payments Received on Note Receivable                     0        54,924
                                                   -----------    -----------
        Net Cash Provided By (Used For)
           Investing Activities                     2,171,839    (1,348,641)
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                   (2,808)      (23,345)
   Distributions to Partners                         (511,703)     (519,235)
   Redemption Payments                                (87,059)      (40,109)
                                                   -----------   -----------
        Net Cash Used For
           Financing Activities                      (601,570)     (582,689)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             1,967,245    (1,492,767)

CASH AND CASH EQUIVALENTS, beginning of period        820,451     2,386,110
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $ 2,787,696   $   893,343
                                                   ===========   ===========
 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 10,828   $12,322,770   $12,333,598   15,884.14

  Distributions              (13,456)     (505,779)     (519,235)

  Redemption Payments         (1,203)      (38,906)      (40,109)     (46.58)

  Net Income                   8,690       280,963       289,653
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2007      $  4,859   $12,059,048   $12,063,907   15,837.56
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2007  $ (1,336)  $11,804,877   $11,803,541   15,804.56

  Distributions              (10,704)     (500,999)     (511,703)

  Redemption Payments         (2,612)      (84,447)      (87,059)    (105.78)

  Net Income                  21,771       936,703       958,474
                             --------   -----------   -----------  ----------
BALANCE, June 30, 2008      $  7,119   $12,156,134   $12,163,253   15,698.78
                             ========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2008

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

     On October 16, 2007, Hollywood Entertainment Corporation ("HEC"), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. In May 2008, the bankruptcy court approved HEC's Plan of Reorganization and the Plan became effective. Under the Plan, HEC assumed the Leases for these stores under the original terms without any rent concessions. As of the date of this report, HEC has complied with all Lease terms.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(6)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $668,133. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

     On June 2, 2008, the Partnership sold its 7.3845% interest in the KinderCare daycare center in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $114,817, which resulted in a net gain of $51,333. The cost and related accumulated depreciation of the interest sold was $87,687 and $24,203, respectively.

     During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $232,323 and $106,061 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.62 and $6.62 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                  Three Months Ended      Six Months Ended
                                 6/30/08      6/30/07    6/30/08     6/30/07

 Rental Income                  $  1,461    $  45,096   $  30,763  $  89,212
 Property Management Expenses       (336)       2,740        (486)     2,239
 Depreciation                       (455)     (12,113)     (1,137)   (24,226)
 Gain on Disposal of Real Estate  62,033            0     719,466          0
                                 --------    ---------   ---------  ---------
 Income from Discontinued
   Operations                   $ 62,703    $  35,723   $ 748,606  $  67,225
                                 ========    =========   =========  =========

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

Results of Operations

        For the six months ended June 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $435,160 and $436,829, respectively. In 2008, rental income decreased due to a reduction in rent for the Johnny Carino's restaurant as discussed below. This decrease was partially offset by additional rent received from one property acquisition in 2007 and prepetition rent received in May 2008 for the Hollywood Video stores.

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership incurred Partnership administration expenses from affiliated parties of $79,080 and $82,925, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,047 and $14,413, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        On October 16, 2007, Hollywood Entertainment Corporation ("HEC"), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization. In May 2008, the bankruptcy court approved HEC's Plan of Reorganization and the Plan became effective. Under the Plan, HEC assumed the Leases for these stores under the original terms without any rent concessions. As of the date of this report, HEC has complied with all Lease terms.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the six months ended June 30, 2008 and 2007, the Partnership recognized interest income of $22,177 and $26,331, respectively. Interest income decreased due to lower money market interest rates in 2008, when compared to the same period in 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2008, the Partnership recognized income from discontinued operations of $748,606, representing rental income less property management expenses and depreciation of $29,140 and gain on disposal of real estate of $719,466. For the six months ended June 30, 2007, the Partnership recognized income from discontinued operations of $67,225, representing rental income and property management expenses less depreciation.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $668,133. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. At December 31, 2007, the property was classified as Real Estate Held for Sale with a book value of $1,388,889.

       On June 2, 2008, the Partnership sold its 7.3845% interest in the KinderCare daycare center in DePere, Wisconsin to an unrelated third party. The Partnership received net sale proceeds of $114,817, which resulted in a net gain of $51,333. The cost and related accumulated depreciation of the interest sold was $87,687 and $24,203, respectively.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2008, the Partnership's cash balances increased $1,967,245 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2007, the Partnership's cash balances decreased $1,492,767 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $438,563 in 2007 to $396,976 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2008, the Partnership generated cash flow from the sale of real estate of $2,171,839. During the six months ended June 30, 2007, the Partnership expended $1,403,565 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2006.

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

        For  the  six  months ended June 30, 2008 and  2007,  the
Partnership declared distributions of $511,703 and $519,235, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $500,999 and $505,779 and the General Partners received distributions of $10,704 and $13,456 for the periods, respectively.

        During the first six months of 2008 and 2007, the Partnership distributed net sale proceeds of $232,323 and $106,061 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $14.62 and $6.62 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On April 1, 2008, seven Limited Partners redeemed a total of 105.78 Partnership Units for $84,447 in accordance with the Partnership Agreement. On April 1, 2007, four Limited Partners redeemed a total of 46.58 Partnership Units for $38,906. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 55 Limited Partners redeemed 1,033.08 Partnership Units for $823,466. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,612 and $1,203 in 2008 and 2007, respectively.

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

ITEM 1A. RISK FACTORS.

       Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

      Small Business Issuer Purchases of Equity Securities    Maximum Number
                                                              of Units that
                                Total      Number of Units    May Yet Be
                Total  Number  Average   Purchased as Part of Purchased Under
                 of   Units   Price Paid  Publicly Announced  the Plans or
    Period       Purchased     per Unit   Plans or Programs   Programs

4/1/08 to 4/30/08  105.78       $798.29      1,218.45 (1)         (2)

5/1/08 to 5/31/08      --            --            --              --

6/1/08 to 6/30/08      --            --            --              --

(1) The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to thed original offering of the Units.

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


Dated:  August 8, 2008        AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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