Form 10-Q
period 2008-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2008-11-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2008

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of September 30, 2008 and December  31, 2007

         Statements for the Periods ended September 30, 2008 and 2007:

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

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             ASSETS

                                                      2008           2007
CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,699,944    $   820,451
  Receivables                                           9,676              0
                                                   -----------    -----------
      Total Current Assets                          2,709,620        820,451
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,472,456      3,491,965
  Buildings and Equipment                           7,267,597      7,335,775
  Accumulated Depreciation                         (1,158,142)      (963,195)
                                                   -----------    -----------
                                                    9,581,911      9,864,545
  Real Estate Held for Sale                                 0      1,388,889
                                                   -----------    -----------
      Net Investments in Real Estate                9,581,911     11,253,434
                                                   -----------    -----------
           Total  Assets                          $12,291,531    $12,073,885
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    10,144    $     8,064
  Distributions Payable                               251,410        253,550
  Unearned Rent                                        15,275          8,730
                                                   -----------    -----------
      Total Current Liabilities                       276,829        270,344
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      7,087         (1,336)
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,699 and 15,805 Units outstanding in
    2008 and 2007, respectively                    12,007,615     11,804,877
                                                   -----------    -----------
      Total Partners' Capital                      12,014,702     11,803,541
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $12,291,531    $12,073,885
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                 Three Months Ended       Nine Months Ended
                               9/30/08       9/30/07    9/30/08      9/30/07

RENTAL INCOME                 $  211,275   $  220,892  $  646,435  $  657,722

EXPENSES:
   Partnership Administration -
     Affiliates                   38,521       39,294     117,601     122,219
   Partnership Administration
     and Property Management -
     Unrelated Parties             6,298        4,175      29,345      18,588
   Depreciation                   72,671       72,667     218,013     216,061
                               ----------   ----------  ----------  ----------
        Total Expenses           117,490      116,136     364,959     356,868
                               ----------   ----------  ----------  ----------

OPERATING INCOME                  93,785      104,756     281,476     300,854

OTHER INCOME:
   Interest Income                13,014       10,136      35,191      36,467
                               ----------   ----------  ----------  ----------
INCOME FROM CONTINUING
   OPERATIONS                    106,799      114,892     316,667     337,321

Income from Discontinued Operations    0       32,714     748,606      99,938
                               ----------   ----------  ----------  ----------
NET INCOME                    $  106,799   $  147,606  $1,065,273  $  437,259
                               ==========   ==========  ==========  ==========
NET INCOME ALLOCATED:
   General Partners           $    6,316   $    4,428  $   28,087  $   13,118
   Limited Partners              100,483      143,178   1,037,186     424,141
                               ----------   ----------  ----------  ----------
                              $  106,799   $  147,606  $1,065,273  $  437,259
                               ==========   ==========  ==========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
   Continuing Operations      $     6.40   $     7.04  $    19.52  $    20.64
   Discontinued Operations          0.00         2.00       46.40        6.11
                               ----------   ----------  ----------  ----------
        Total                 $     6.40   $     9.04  $    65.92  $    26.75
                               ==========   ==========  ==========  ==========
Weighted Average Units
  Outstanding                     15,699       15,838      15,734      15,853
                               ==========   ==========  ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                     2008           2007
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $ 1,065,273    $   437,259

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                    219,150        252,400
     Gain on Sale of Real Estate                    (719,466)             0
     (Increase) Decrease in Receivables               (9,676)         2,210
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      2,080        (47,234)
     Increase in Unearned Rent                         6,545              0
                                                  -----------    -----------
       Total Adjustments                            (501,367)       207,376
                                                  -----------    -----------
       Net Cash Provided By
          Operating Activities                       563,906        644,635
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                               0     (1,403,565)
  Proceeds from Sale of Real Estate                2,171,839              0
  Payments Received on Note Receivable                     0         83,008
                                                  -----------    -----------
       Net Cash Provided By (Used For)
          Investing Activities                     2,171,839     (1,320,557)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                   (2,140)       (23,315)
  Distributions to Partners                         (767,053)      (778,305)
  Redemption Payments                                (87,059)       (40,109)
                                                  -----------    -----------
       Net Cash Used For
          Financing Activities                      (856,252)      (841,729)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            1,879,493     (1,517,651)

CASH AND CASH EQUIVALENTS, beginning of period       820,451      2,386,110
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period         $ 2,699,944    $   868,459
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 10,828   $12,322,770   $12,333,598   15,884.14

  Distributions              (20,824)     (757,481)     (778,305)

  Redemption Payments         (1,203)      (38,906)      (40,109)     (46.58)

  Net Income                  13,118       424,141       437,259
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2007 $  1,919   $11,950,524   $11,952,443   15,837.56
                             ========   ===========   ===========  ==========


BALANCE, December 31, 2007  $ (1,336)  $11,804,877   $11,803,541   15,804.56

  Distributions              (17,052)     (750,001)     (767,053)

  Redemption Payments         (2,612)      (84,447)      (87,059)    (105.78)

  Net Income                  28,087     1,037,186     1,065,273
                             --------   -----------   -----------  ----------
BALANCE, September 30, 2008 $  7,087   $12,007,615   $12,014,702   15,698.78
                             ========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2008

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4)  Investments in Real Estate -

     On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,874. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of 13.9 years and initial annual rent of $102,351 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

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

     In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Longmont, Colorado, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. In August 2008, the Partnership received certification from Fired Up, Inc., the parent company of KRG and guarantor of the Lease, that it had achieved certain expense and debt reduction measures required by the amendment. As a result, the amendment will remain effective for the remainder of the lease term.

     Subsequent to September 30, 2008, the Partnership purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $1,991,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $144,325 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC, affiliates of the Partnership.

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

     During  the  first  nine  months  of  2008  and  2007,   the
     Partnership distributed net sale proceeds of $297,980 and $126,263 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $18.76 and $7.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended      Nine Months Ended
                               9/30/08      9/30/07    9/30/08     9/30/07

 Rental Income                 $       0   $ 45,096   $  30,763   $ 134,307
 Property Management Expenses          0       (269)       (486)      1,970
 Depreciation                          0    (12,113)     (1,137)    (36,339)
 Gain on Disposal of Real Estate       0          0     719,466           0
                                ---------   --------   ---------   ---------
 Income from Discontinued
   Operations                  $       0   $ 32,714   $ 748,606   $  99,938
                                =========   ========   =========   =========


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

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and (2) certain non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. When testing for recoverability of properties under SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value. Management is evaluating the effect that the adoption of SFAS 157 will have on the Partnership's results of operations, financial position, and the related disclosures.

ITEM  2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized rental income from continuing operations of $646,435 and $657,722, respectively. In 2008, rental income decreased due to a reduction in rent for the Johnny Carino's restaurant as discussed below. This decrease was partially offset by additional rent received from one property acquisition in 2007 and prepetition rent received in May 2008 for the Hollywood Video stores.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       For the nine months ended September 30, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $117,601 and $122,219, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,345 and $18,588, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        In November 2007, Kona Restaurant Group, Inc. (KRG), the tenant of the Johnny Carino's restaurant in Longmont, Colorado, approached the Partnership with a request to adjust the rent on the property to a market rental rate based on the restaurant's performance and the current conditions in the market. In March 2008, after reviewing the financial statements for the restaurant and KRG, the Partnership agreed to amend the Lease to reduce the current annual rent for the property by 36% to $71,667. This amount is scheduled to increase annually by 1.5%. In addition, the amendment provides for additional rental payments if the restaurant's sales exceed certain stated amounts. In August 2008, the Partnership received certification from Fired Up, Inc., the parent company of KRG and guarantor of the Lease, that it had achieved certain expense and debt reduction measures required by the amendment. As a result, the amendment will remain effective for the remainder of the lease term.

       For the nine months ended September 30, 2008 and 2007, the Partnership recognized interest income of $35,191 and $36,467, respectively.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2008, the Partnership recognized income from discontinued operations of $748,606, representing rental income less property management expenses and depreciation of $29,140 and gain on disposal of real estate of $719,466. For the nine months ended September 30, 2007, the Partnership recognized income from discontinued operations of $99,938, representing rental income and property management expenses less depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2008, the Partnership's cash balances increased $1,879,493 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2007, the Partnership's cash balances decreased $1,517,651 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $644,635 in 2007 to $563,906 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2008, the Partnership generated cash flow from the sale of real estate of $2,171,839. During the nine months ended September 30, 2007, the Partnership expended $1,403,565 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2006.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On January 19, 2007, the Partnership purchased a 50% interest in a Tractor Supply Company store in Grand Forks, North Dakota for $1,403,874. The property is leased to Tractor Supply Company under a Lease Agreement with a remaining primary term of
13.9 years and initial annual rent of $102,351 for the interest purchased. The remaining interest in the property was purchased by AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership.

         Subsequent to September 30, 2008, the Partnership purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for approximately $1,991,000. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $144,325 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC, affiliates of the Partnership.

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

       For the nine months ended September 30, 2008 and 2007, the Partnership declared distributions of $767,053 and $778,305, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $750,001 and $757,481 and the General Partners received distributions of $17,052 and $20,824 for the periods, respectively.

        During the first nine months of 2008 and 2007, the Partnership distributed net sale proceeds of $297,980 and $126,263 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $18.76 and $7.88 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5.OTHER INFORMATION.

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS

    10.1 Assignment and Assumption of Purchase and Sale Agreement dated September 24, 2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 10, 2008).

    10.2  Assignment  and Assumption of Lease  dated  October  6,
    2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).

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


Dated:  November 7, 2008      AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



                              By: ROBERT P JOHNSON
                                  ROBERT P JOHNSON
                                  President
                                  (Principal Executive Officer)



                              By: PATRICK W KEENE
                                  PATRICK W KEENE
                                  Chief Financial Officer
                                  (Principal Accounting Officer)