Form 10-K
period 2008-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2009-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class      Name of each exchange on which registered
           None                           None

Securities registered pursuant to Section 12(g) of the Act:
                      Limited Partnership Units
                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes   No [X]

Indicate by check mark if the registrant is not required to  file reports pursuant to Section 13 or Section 15(d) of the
Exchange Act.    Yes   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   Large accelerated filer           Accelerated filer
   Non-accelerated  filer            Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined  in  Rule 12b-2 of the  Act).   Yes    No [X]

As of June 30, 2008, there were 15,676.777 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,676,777.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.

                             PART I

ITEM 1.   BUSINESS.

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

        The Partnership was organized to acquire existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under net leases, to hold such properties and to eventually sell such properties.
From subscription proceeds, the Partnership purchased twelve properties, including partial interests in three properties, at a total cost of $13,363,547. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are commercial, single tenant buildings leased under net leases.

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

ITEM 1.   BUSINESS.  (Continued)

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store, which had a remaining primary term of 10.3 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

         As of December 31, 2005, the Partnership owned a significant interest in nine properties and a minor interest in six properties with a total original cost of $13,435,547, including acquisition expenses. During the years ended December 31, 2006 and 2008, the Partnership sold six property interests and received net sale proceeds of $6,255,233 and $2,171,839, which resulted in net gains of $1,089,144 and $719,466, respectively. In 2006, the net gains were partially offset by a real estate impairment loss of $495,638. During the last three years, the Partnership purchased additional property with property sales proceeds. Three properties were purchased in 2006 for $4,132,016, one property was purchased in 2007 for $1,403,874 and one property was purchased in 2008 for $2,022,246. As of December 31, 2008, the Partnership owned a significant interest in nine properties and a minor interest in five properties with a total original cost of $12,762,299, including acquisition expenses.

Major Tenants

        During 2008, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 75% of total rental revenue in 2008. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2009 and future years. In addition, it is anticipated that Best Buy Stores, L.P. will contribute more than ten percent of rental revenue in 2009 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   BUSINESS.  (Continued)

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

       Not required for a smaller reporting company.

ITEM 2.   PROPERTIES.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under net leases, classified as operating leases. The Partnership holds an undivided fee simple interest in the properties.

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

ITEM 2.   PROPERTIES.  (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2008.

                         Total Property                Annual
                Purchase  Acquisition                  Lease     Annual Rent
Property          Date       Costs       Tenant        Payment   Per Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                       Ohio Valley
 (.8729%)      12/10/97  $   14,580   Bistros, Inc.      $  1,652    $41.97

Hollywood Video Store                  Hollywood
 Saraland, AL                        Entertainment
 (3.08%)        1/26/99  $   42,439   Corporation        $  4,469    $19.38

Arby's Restaurant
 Homewood, AL                            RTM
 (.5877%)        7/9/99  $    8,184  Alabama, LLC        $    775    $40.49

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

KinderCare
 Daycare Center                       KinderCare
 Golden, CO                            Learning
 (1.9962%)      9/28/00  $   33,528  Centers, Inc.       $  3,642    $21.29

KinderCare
 Daycare Center                       KinderCare
 Plainfield, IL                        Learning
 (.3154%)       5/14/01  $    4,645  Centers, Inc.       $    489    $17.32

Johnny Carino's
 Restaurant
 Longmont, CO                       Kona Restaurant
 (50%)         12/30/03  $1,293,405   Group, Inc.        $ 71,667    $22.13

Jared Jewelry Store
 Sugar Land, TX                     Sterling Jewelers
 (40%)          7/15/04  $1,533,966       Inc.           $127,919    $52.29

Applebee's Restaurant
 Johnstown, PA
 (38%)          9/21/06  $1,031,187  B.T. Woodlipp, Inc. $  74,370   $37.68


ITEM 2.   PROPERTIES.  (Continued)

                         Total Property                Annual
                Purchase  Acquisition                  Lease     Annual Rent
Property          Date       Costs       Tenant        Payment   Per Sq. Ft.

Advance Auto Parts Store
 Indianapolis, IN                    Advance Stores
 (65%)         12/21/06  $1,244,173   Company, Inc.      $  87,168   $19.16

Applebee's Restaurant
 Crawfordsville, IN                  Apple Indiana
 (60%)         12/29/06  $1,856,656      II LLC          $133,933    $42.44

Tractor Supply Company Store
 Grand Forks, ND                     Tractor Supply
 (50%)          1/19/07  $1,403,874     Company          $102,351    $ 9.28

Best Buy Store
 Lake Geneva, WI                        Best Buy
 (33%)          10/6/08  $2,022,246   Stores, L.P.       $144,325    $14.40


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Johnny Carino's restaurant and the Jared Jewelry store are owned by AEI Accredited Investor Fund 2002 Limited Partnership. The remaining interest in the Applebee's restaurant in Johnstown, Pennsylvania is owned by AEI Income & Growth Fund XXI Limited Partnership. The remaining interest in the Advance Auto Parts store is owned by AEI Income & Growth Fund 25 LLC. The remaining interest in the Applebee's restaurant in Crawfordsville, Indiana is owned by AEI Income & Growth Fund 26 LLC. The remaining interest in the Tractor Supply Company store is owned by AEI Income & Growth Fund 24 LLC. The remaining interests in the Best Buy store are owned by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC. The remaining interests in the Hollywood Video store in Saraland, Alabama, the TGI Friday's restaurant, the Arby's restaurant and the KinderCare daycare centers in Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

        The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store, which had a remaining primary term of 10.3 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2008, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
          HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2008, there were 735 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $23,712 and $27,349 were made to the General Partners and $999,003 and $1,008,881 were made to the Limited Partners for 2008 and 2007, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed net sale proceeds of $345,000 and $185,000 in 2008 and 2007, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2008, the Partnership did not purchase any Units.

ITEM 6.   SELECTED FINANCIAL DATA.

       Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For the years ended December 31, 2008 and 2007, the Partnership recognized rental income from continuing operations of $891,852 and $872,693, respectively. In 2008, rental income increased due to additional rent received from two property acquisitions in 2007 and 2008 and prepetition rent received in May 2008 for the Hollywood Video stores. This increase was partially offset by a reduction in rent for the Johnny Carino's restaurant as discussed below.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2008 and 2007, the Partnership incurred Partnership administration expenses from affiliated parties of $177,075 and $160,221, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were higher in 2008, when compared to 2007, mainly due to additional expenses related to property sale activities in the second half of 2008. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,596 and $26,524, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For  the  years  ended December 31, 2008  and  2007,  the
Partnership  recognized interest income of $37,869  and  $44,505,
respectively.   Interest  income decreased  due  to  lower  money
market interest rates in 2008, when compared to 2007.

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2008, the Partnership recognized income from discontinued operations of $748,606, representing rental income less property management expenses and depreciation of $29,140 and gain on disposal of real estate of $719,466. For the year ended December 31, 2007, the Partnership recognized income from discontinued operations of $132,862, representing rental income less property management expenses and depreciation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

         Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

       During the year ended December 31, 2008, the Partnership's cash balances decreased $181,042 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property. During the year ended December 31, 2007, the Partnership's cash balances decreased $1,565,659 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $865,344 in 2007 to $780,967 in 2008 as a result of a decrease in total rental and interest income in 2008 and an increase in Partnership administration and property management expenses in 2008, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,171,839. During the years ended December 31, 2008 and 2007, the Partnership expended $2,022,246 and $1,403,874, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales completed in 2006 and 2008.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On October 6, 2008, the Partnership purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,022,246. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of 10.3 years and initial annual rent of $144,325 for the interest purchased. The remaining interests in the property were purchased by AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC, affiliates of the Partnership.

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

        For the years ended December 31, 2008 and 2007, the Partnership declared distributions of $1,022,715 and $1,036,230, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $999,003 and $1,008,881 and the General Partners received distributions of $23,712 and $27,349 for the years, respectively.

       During 2008 and 2007, the Partnership distributed net sale proceeds of $348,485 and $186,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $21.94 and $11.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During  2008, seven Limited Partners redeemed a total  of
105.78 Partnership Units for $84,447 in accordance with the Partnership Agreement. During 2007, eight Limited Partners redeemed a total of 79.58 Partnership Units for $66,349. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 55 Limited Partners redeemed 1,033.08 Partnership Units for $823,466. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,612 and $2,052 in 2008 and 2007, respectively.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate companies. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate companies. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Partnership will likely complete fewer property sales, if any, than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See accompanying index to financial statements.






        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2008 and 2007

Statements for the Years Ended December 31, 2008 and 2007:

     Income

     Cash Flows

     Changes in Partners' Capital (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2008 and 2007, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                         /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 26, 2009

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                      2008           2007
CURRENT ASSETS:
  Cash                                            $   639,409   $   820,451
  Receivables                                           5,261             0
                                                   -----------   -----------
      Total Current Assets                            644,670       820,451
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,807,598     3,491,965
  Buildings and Equipment                           8,954,701     7,335,775
  Accumulated Depreciation                         (1,245,765)     (963,195)
                                                   -----------   -----------
                                                   11,516,534     9,864,545
  Real Estate Held for Sale                                 0     1,388,889
                                                   -----------   -----------
      Net Investments in Real Estate               11,516,534    11,253,434
                                                   -----------   -----------
           Total  Assets                          $12,161,204   $12,073,885
                                                   ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    37,336   $     8,064
  Distributions Payable                               251,722       253,550
  Unearned Rent                                        17,359         8,730
                                                   -----------   -----------
      Total Current Liabilities                       306,417       270,344
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      7,050        (1,336)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 and 15,805 Units outstanding in
   2008 and 2007, respectively                     11,847,737    11,804,877
                                                   -----------   -----------
      Total Partners' Capital                      11,854,787    11,803,541
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $12,161,204   $12,073,885
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2008          2007

RENTAL INCOME                                     $   891,852    $   872,693

EXPENSES:
  Partnership Administration - Affiliates             177,075        160,221
  Partnership Administration and Property
     Management - Unrelated Parties                    34,596         26,524
  Depreciation                                        305,636        288,741
                                                   -----------    -----------
      Total Expenses                                  517,307        475,486
                                                   -----------    -----------

OPERATING INCOME                                      374,545        397,207

OTHER INCOME:
  Interest Income                                      37,869         44,505
                                                   -----------    -----------

INCOME FROM CONTINUING OPERATIONS                     412,414        441,712

Income from Discontinued Operations                   748,606        132,862
                                                   -----------    -----------
NET INCOME                                        $ 1,161,020    $   574,574
                                                   ===========    ===========
NET INCOME ALLOCATED:
  General Partners                                $    34,710    $    17,237
  Limited Partners                                  1,126,310        557,337
                                                   -----------    -----------
                                                  $ 1,161,020    $   574,574
                                                   ===========    ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $     25.44    $     27.05
  Discontinued Operations                               46.19           8.13
                                                   -----------    -----------
       Total                                      $     71.63    $     35.18
                                                   ===========    ===========
Weighted   Average  Units  Outstanding                 15,725         15,841
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                       2008         2007
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 1,161,020  $   574,574

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      306,773      337,193
     Gain on Sale of Real Estate                      (719,466)           0
     (Increase) Decrease in Receivables                 (5,261)       2,305
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       29,272      (48,728)
     Increase in Unearned Rent                           8,629            0
                                                    -----------  -----------
       Total Adjustments                              (380,053)     290,770
                                                    -----------  -----------
       Net Cash Provided By
           Operating Activities                        780,967      865,344
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (2,022,246)  (1,403,874)
  Proceeds from Sale of Real Estate                  2,171,839            0
  Payments Received on Note Receivable                       0      101,966
                                                    -----------  -----------
       Net Cash Provided By (Used For)
           Investing Activities                        149,593   (1,301,908)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (1,024,543)  (1,060,694)
  Redemption Payments                                  (87,059)     (68,401)
                                                    -----------  -----------
       Net Cash Used For
         Financing Activities                       (1,111,602)  (1,129,095)
                                                    -----------  -----------
NET DECREASE IN CASH                                  (181,042)  (1,565,659)

CASH, beginning of year                                820,451    2,386,110
                                                    -----------  -----------
CASH, end of year                                  $   639,409  $   820,451
                                                    ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2006  $ 10,828   $12,322,770  $12,333,598   15,884.14

   Distributions Declared    (27,349)   (1,008,881)  (1,036,230)

  Redemption Payments         (2,052)      (66,349)     (68,401)     (79.58)

  Net Income                  17,237       557,337      574,574
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2007    (1,336)   11,804,877   11,803,541   15,804.56

  Distributions Declared     (23,712)     (999,003)  (1,022,715)

  Redemption Payments         (2,612)      (84,447)     (87,059)    (105.78)

  Net Income                  34,710     1,126,310    1,161,020
                             --------   -----------  -----------  ----------
BALANCE, December 31, 2008  $  7,050   $11,847,737  $11,854,787   15,698.78
                             ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(1)  Organization -

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited in one financial institution and at times during the year it may exceed
       FDIC insurance limits.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Real Estate

       The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental revenue according to the terms of the individual leases. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2008 and 2007.

     Fair Value Measurements

       Statement of Financial Accounting Standard No. 157 "Fair Value Measurements" ("SFAS 157") defines fair value, outlines a framework for measuring fair value, details the required disclosures and was effective January 1, 2008. SFAS 157's requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(2)  Summary of Significant Accounting Policies - (Continued)

       Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Partnership has no assets or liabilities measured at fair value on a recurring basis that would require disclosure under this pronouncement. When testing for recoverability of properties under SFAS No.144, Accounting for the
       Impairment or Disposal of Long-Lived Assets, the provisions of this statement are used when comparing fair value to carrying value.

     Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. Additionally, SFAS 141(R) requires that an acquirer must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141(R) became effective on January 1, 2009. We expect the adoption of SFAS 141(R) to have an impact on our results of operations to the extent properties are acquired in 2009 and future years. Acquisition expenses, which are currently capitalized as Investments in Real Estate, will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on operations through a reduction in depreciation expense over the estimated life of the properties.

     Reclassification

       Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2008 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(3)  Related Party Transactions -

     The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed: Johnny Carino's restaurant (50%
     - AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (40% - AEI Accredited Investor Fund 2002 Limited Partnership); Applebee's restaurant in Johnstown, Pennsylvania (38% - AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (65% - AEI Income & Growth Fund 25 LLC); Tractor Supply Company store (50% - AEI Income & Growth Fund 24 LLC); Applebee's restaurant in Crawfordsville, Indiana (60% - AEI Income & Growth Fund 26
     LLC); and Best Buy store (33% - AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC).

     The Partnership owned a 50% interest in a Champps Americana restaurant. AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2007.

     AEI   and  AFM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                          Total Incurred by the Partnership
                                           for the Years Ended December 31

                                                           2008        2007
a.AEI and AFM are reimbursed for all costs incurred in
  connection with managing the Partnership's operations,
  maintaining the Partnership's books and communicating
  with the Limited Partners.                            $ 177,075  $ 160,221
                                                         ========   ========
b.AEI and AFM are reimbursed for all direct expenses they
  have paid on the Partnership's behalf to third parties
  relating to Partnership administration and property
  management.  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit costs,  taxes, insurance and other
  property  costs.                                      $  35,082  $  24,613
                                                         ========   ========
c.AEI is reimbursed for all costs and direct expenses
  incurred by it in acquiring properties on behalf of
  the Partnership.                                      $  31,026  $  20,874
                                                         ========   ========
d.AEI is reimbursed for all costs incurred in connection
  with the sale of property.                            $  35,651  $       0
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants under net leases, classified as operating leases. Under a triple net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 13 to 20 years, except for the Best Buy store, which had a remaining primary term of 10.3 years. The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

     The Partnership's properties are commercial, single-tenant buildings. The TGI Friday's restaurant was constructed and acquired in 1997. The Hollywood Video store in Saraland, Alabama was constructed in 1998 and acquired in 1999. The Arby's restaurant and the Hollywood Video store in Minot, North Dakota were constructed and acquired in 1999. The KinderCare daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999. The KinderCare daycare center in Golden, Colorado was constructed and acquired in 2000. The KinderCare daycare center in Plainfield, Illinois was constructed and acquired in 2001. The Johnny Carino's restaurant was constructed in 1999 and acquired in 2003. The Jared Jewelry store was constructed in 2001 and acquired in 2004. The Applebee's restaurants were constructed in 1996 and acquired in 2006. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The Tractor Supply Company store was constructed in 2005 and acquired in 2007. The Best Buy store was constructed and acquired in 2008. There have been no costs capitalized as improvements subsequent to the acquisitions.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2008 are as follows:


                                        Buildings and            Accumulated
Property                          Land    Equipment     Total    Depreciation

TGI Friday's, Greensburg, PA $    6,439  $    8,141  $    14,580 $    3,682
Hollywood Video, Saraland, AL    17,654      24,785       42,439      9,870
Arby's, Homewood, AL              4,396       3,788        8,184      1,648
KinderCare, Pearland, TX        204,105     739,311      943,416    279,703
Hollywood Video, Minot, ND      619,597     710,403    1,330,000    268,769
KinderCare, Golden, CO            7,684      25,844       33,528      8,530
KinderCare, Plainfield, IL        1,313       3,332        4,645      1,015
Johnny Carino's, Longmont, CO   560,383     733,022    1,293,405    146,605
Jared Jewelry, Sugar Land, TX   503,837   1,030,129    1,533,966    183,706
Applebee's, Johnstown, PA       264,557     766,630    1,031,187     70,274
Advance Auto Parts,
 Indianapolis, IN               537,914     706,259    1,244,173     57,676
Applebee's,
 Crawfordsville, IN             506,030   1,350,626    1,856,656    108,050
Tractor Supply,
 Grand Forks, ND                238,547   1,165,327    1,403,874     91,284
Best Buy, Lake Geneva, WI       335,142   1,687,104    2,022,246     14,953
                              ----------  ----------  -----------  ----------
                             $3,807,598  $8,954,701  $12,762,299  $1,245,765
                              ==========  ==========  ===========  ==========

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(4)  Investments in Real Estate - (Continued)

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

     On October 6, 2008, the Partnership purchased a 33% interest in a Best Buy store in Lake Geneva, Wisconsin for $2,022,246. The property is leased to Best Buy Stores, L.P. under a Lease Agreement with a remaining primary term of
     10.3 years and initial annual rent of $144,325 for the interest purchased.

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a 3.08% interest in a Hollywood Video store in Saraland, Alabama, a .5877% interest in an Arby's restaurant, a 1.9962% interest in a KinderCare daycare center in Golden, Colorado and a .3154% interest in a
     KinderCare daycare center in Plainfield, Illinois. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2008, the minimum future rent payments required by the leases are as follows:

                       2009          $   990,345
                       2010              991,990
                       2011            1,011,800
                       2012            1,028,504
                       2013            1,023,538
                       Thereafter      6,679,451
                                      -----------
                                     $11,725,628
                                      ===========

     There were no contingent rents recognized in 2008 and 2007.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                            Industry         2008       2007

     Apple American Group               Restaurant     $ 208,303  $ 208,303
     Hollywood
        Entertainment Corporation       Retail           155,151    143,124
     Sterling Jewelers Inc.             Retail           127,919    127,919
     Tractor Supply Company             Retail           102,351        N/A
     KinderCare Learning Centers, Inc.  Child Care        99,747        N/A
     Champps Operating Corporation      Restaurant           N/A    170,780
     Kona Restaurant Group, Inc.        Restaurant           N/A    110,255
                                                        ---------  ---------
     Aggregate rent revenue of major tenants           $ 693,471  $ 760,381
                                                        =========  =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                       75%        72%
                                                        =========  =========

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

     During 2008 and 2007, the Partnership distributed net sale proceeds of $348,485 and $186,869 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $21.94 and $11.68 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                    2008           2007

     Rental Income                               $   30,763    $  179,403
     Property Management Expenses                      (486)        1,911
     Depreciation                                    (1,137)      (48,452)
     Gain on Disposal of Real Estate                719,466             0
                                                  ----------    ----------
           Income  from Discontinued Operations  $  748,606    $  132,862
                                                  ==========    ==========

(7)  Partners' Capital -

     For  the  years  ended  December  31,  2008  and  2007,  the
     Partnership declared distributions of $1,022,715 and $1,036,230, respectively. The Limited Partners received distributions of $999,003 and $1,008,881 and the General Partners received distributions of $23,712 and $27,349 for the years, respectively. The Limited Partners' distributions represent $63.53 and $63.69 per Limited Partnership Unit outstanding using 15,725 and 15,841 weighted average Units in 2008 and 2007, respectively. The distributions represent $63.53 and $30.98 per Unit of Net Income and $-0- and $32.71 per Unit of return of contributed capital in 2008 and 2007, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $345,000 and $185,000 in 2008 and 2007, respectively. The distributions reduced the Limited Partners' Adjusted Capital
     Contributions.

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

     During  2008,  seven Limited Partners redeemed  a  total  of
     105.78 Partnership Units for $84,447 in accordance with the Partnership Agreement. During 2007, eight Limited Partners redeemed a total of 79.58 Partnership Units for $66,349. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,612 and $2,052 in 2008 and 2007, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2008 AND 2007

(7)  Partners' Capital - (Continued)

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $923.50 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2008       2007

     Net Income for Financial Reporting Purposes    $ 1,161,020  $   574,574

     Depreciation for Tax Purposes Under
      Depreciation for Financial Reporting Purposes      94,360      116,847

     Income Accrued for Tax Purposes Over
      Income for Financial Reporting Purposes             2,615        6,014

     Gain on Sale of Real Estate for Tax Purposes
      Under Gain for Financial Reporting Purposes       (52,661)           0
                                                     -----------  -----------
           Taxable Income to Partners               $ 1,205,334  $   697,435
                                                     ===========  ===========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                             2008       2007

     Partners'Capital for Financial Reporting Purposes $11,854,787 $11,803,541

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     435,510     393,811

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes          17,358      14,743

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes      2,418,726   2,418,726
                                                        ----------  ----------
         Partners' Capital for Tax Reporting Purposes  $14,726,381 $14,630,821
                                                        ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9AT.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9AT.CONTROLS AND PROCEDURES.  (Continued)

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

ITEM 9B.  OTHER INFORMATION.

       None.


                            PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 64, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2009. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 49, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2009. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2008. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2008 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for
all  third party expenses paid on behalf of the registrant.   The
cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management, and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2009:

     Name and Address                   Number of     Percent
   of Beneficial Owner                  Units Held    of Class

   AEI Fund Management XXI, Inc.            22         0.14%
   Robert P. Johnson                        0          0.00%
   Patrick W. Keene                         0          0.00%

 Address for all:  1300 Wells Fargo Place, 30 East 7th Street,
 St. Paul, Minnesota 55101

   Andrea B. Currier                    824.74227      5.25%
   P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2008 and 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

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

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2008, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2008.

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method        Inception (July 31, 1996)
Compensation               of Compensation           To December 31, 2008

AEI Securities, Inc.  Selling Commissions equal to 8%       $1,691,722
                      of proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other       $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all         $  503,997
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for all         $2,021,705
Affiliates            Administrative Expenses attributable
                      to the Fund, including all expenses
                      related to management of the Fund's
                      properties  and  all  other  transfer
                      agency, reporting, partner relations
                      and other administrative functions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                     Amount Incurred From
 Receiving                 Form and Method        Inception (July 31, 1996)
Compensation               of Compensation           To December 31, 2008

General Partners and  Reimbursement at Cost for all         $  531,993
Affiliates            expenses related to the disposition
                      of the Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal     $  333,853
                      year.

General Partners      1% of distributions of Net Proceeds   $   24,439
                      of Sale until Limited Partners have
                      received an amount equal to (a) their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10%  of  distributions
                      of Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2008 and 2007:


     Fee Category                             2008       2007
     Audit Fees                           $  14,200   $ 11,900
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,200   $ 11,900
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

Policy   for  Preapproval  of  Audit  and  Permissible  Non-Audit
Services of Independent Auditors

        Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership's audit committee.
                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

       (a) (1) A list of the financial statements contained herein is set forth on page 14.

       (a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

       (a) (3) The Exhibits filed in response to Item 601 of
               Regulation S-K are listed below.

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

    10.3 Net Lease Agreement dated December 30, 2003 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed March 30, 2004).

    10.4 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 30, 2004).

    10.5 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 14, 2006).

    10.6 Assignment and Assumption of Lease dated December 29, 2006 between the Partnership, AEI Income & Growth Fund 26 LLC and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 8, 2007).

    10.7 Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

    10.8 Real Estate Sales Contract dated January 25, 2008 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership and Jeff Greene, and/or Assignee relating to the Property at 9424 Civic Centre Boulevard, West Chester, Ohio (incorporated by reference to Exhibit
    10.1 of Form 8-K filed March 4, 2008).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.9 Assignment and Assumption of Purchase and Sale Agreement dated September 24, 2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 10, 2008).

    10.10 Assignment and Assumption of Lease dated October 6, 2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).

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

    32    Certification  of  Chief Executive  Officer  and  Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AEI INCOME & GROWTH FUND XXII
                          Limited Partnership
                          By: AEI Fund Management XXI, Inc.
                              Its Managing General Partner


March 26, 2009            By:/s/Robert P Johnson
                                Robert P. Johnson, President and Director
                                (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                            Date


/s/Robert P Johnson  President (Principal Executive Officer) March 26, 2009
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/Patrick W Keene   Chief Financial Officer  and  Treasurer March 26, 2009
   Patrick W. Keene  (Principal Accounting Officer)