Form 10-Q
period 2009-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2009-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                          Yes       No

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2009 and December 31, 2008

         Statements for the Three Months ended March 31, 2009 and 2008:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A.Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                    2009          2008
CURRENT ASSETS:
  Cash                                         $   591,482    $   639,409
  Receivables                                            0          5,261
                                                -----------    -----------
      Total Current Assets                         591,482        644,670
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,807,598      3,807,598
  Buildings and Equipment                        8,954,701      8,954,701
  Accumulated Depreciation                      (1,334,413)    (1,245,765)
                                                -----------    -----------
      Net Investments in Real Estate            11,427,886     11,516,534
                                                -----------    -----------
           Total  Assets                       $12,019,368    $12,161,204
                                                ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    38,495    $    37,336
  Distributions Payable                            208,735        251,722
  Unearned Rent                                     21,336         17,359
                                                -----------    -----------
      Total Current Liabilities                    268,566        306,417
                                                -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                   4,638          7,050
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 Units outstanding                     11,746,164     11,847,737
                                                -----------    -----------
      Total Partners' Capital                   11,750,802     11,854,787
                                                -----------    -----------
       Total Liabilities and Partners' Capital $12,019,368    $12,161,204
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                    2009           2008

RENTAL INCOME                                  $   247,451    $   217,873

EXPENSES:
  Partnership Administration - Affiliates           41,559         39,689
  Partnership Administration  and Property
     Management - Unrelated Parties                 10,027         11,778
  Depreciation                                      88,648         72,671
                                                -----------    -----------
      Total Expenses                               140,234        124,138
                                                -----------    -----------

OPERATING INCOME                                   107,217         93,735

OTHER INCOME:
  Interest Income                                    1,473         10,095
                                                -----------    -----------

INCOME FROM CONTINUING OPERATIONS                  108,690        103,830

Income from Discontinued Operations                      0        685,903
                                                -----------    -----------
NET INCOME                                     $   108,690    $   789,733
                                                ===========    ===========
NET INCOME ALLOCATED:
  General Partners                             $     3,261    $    14,370
  Limited Partners                                 105,429        775,363
                                                -----------    -----------
                                               $   108,690    $   789,733
                                                ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $      6.72    $      6.37
  Discontinued Operations                                0          42.69
                                                -----------    -----------
       Total                                   $      6.72    $     49.06
                                                ===========    ===========
Weighted Average Units Outstanding                  15,699         15,805
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                      2009         2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   108,690    $   789,733

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                   88,648         73,353
     Gain on Sale of Real Estate                         0       (657,433)
     Decrease in Receivables                         5,261              0
     Increase in Payable to
        AEI Fund Management, Inc.                    1,159          3,709
     Increase in Unearned Rent                       3,977         10,701
                                                -----------    -----------
       Total Adjustments                            99,045       (569,670)
                                                -----------    -----------
       Net Cash Provided By
           Operating Activities                    207,735        220,063
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      0      2,046,322
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (255,662)      (257,910)
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                    (47,927)     2,008,475

CASH, beginning of period                          639,409        820,451
                                                -----------    -----------
CASH, end of period                            $   591,482    $ 2,828,926
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ (1,336)  $11,804,877  $11,803,541   15,804.56

  Distributions Declared      (6,498)     (250,500)    (256,998)

  Net Income                  14,370       775,363      789,733
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2008     $  6,536   $12,329,740  $12,336,276   15,804.56
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $  7,050   $11,847,737  $11,854,787   15,698.78

  Distributions Declared      (5,673)     (207,002)    (212,675)

  Net Income                   3,261       105,429      108,690
                             --------   -----------  -----------  ----------
BALANCE, March 31, 2009     $  4,638   $11,746,164  $11,750,802   15,698.78
                             ========   ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2009

(1) The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10-K.

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2009 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

(6)  Discontinued Operations -

     On February 27, 2008, the Partnership sold its 50% interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $668,133. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. Through March 31, 2008, the Partnership recognized a net gain of $657,433. In the second quarter of 2008, the Partnership recorded a $10,700 adjustment to the expenses of the sale.


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

     During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $35,354 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.23 and $3.80 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                                 2009       2008

     Rental Income                           $       0   $  29,302
     Property Management Expenses                    0        (150)
     Depreciation                                    0        (682)
     Gain on Disposal of Real Estate                 0     657,433
                                              ---------   ---------
       Income from Discontinued Operations   $       0   $ 685,903
                                              =========   =========

(7)  Fair Value Measurements -

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, which deferred the effective date of SFAS 157 for one year relative to certain nonfinancial assets and liabilities. The Partnership adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the adoption of Statement of Financial Accounting Standards No. 141(R), "Business Combinations". The Partnership tests long-
lived  assets  for  recoverability  when  events  or  changes  in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the three months ended March 31, 2009 and 2008, the Partnership recognized rental income from continuing operations of $247,451 and $217,873, respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2008. This increase was partially offset by a reduction in rent for the Johnny Carino's restaurant as discussed below.

        For the three months ended March 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $41,559 and $39,689, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,027 and $11,778, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the three months ended March 31, 2009 and 2008, the Partnership recognized interest income of $1,473 and $10,095, respectively. In 2009 interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2008, the Partnership recognized income from discontinued operations of $685,903, representing rental income less property management expenses and depreciation of $28,470 and gain on disposal of real estate of $657,433.

        On  February  27,  2008,  the Partnership  sold  its  50%
interest in the Champps Americana restaurant in West Chester, Ohio to an unrelated third party. The Partnership received net sale proceeds of $2,057,022, which resulted in a net gain of $668,133. At the time of sale, the cost and related accumulated depreciation was $1,569,884 and $180,995, respectively. Through March 31, 2008, the Partnership recognized a net gain of
$657,433. In the second quarter of 2008, the Partnership recorded a $10,700 adjustment to the expenses of the sale.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2009, the Partnership's cash balances decreased $47,927 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2008, the Partnership's cash balances increased $2,008,475 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $220,063 in 2008 to $207,735 in 2009 as a result of a decrease in total rental and interest income in 2009 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,046,322.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        For the three months ended March 31, 2009 and 2008, the Partnership declared distributions of $212,675 and $256,998, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $207,002 and $250,500 and the General Partners received distributions of $5,673 and $6,498 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

        During the first three months of 2009 and 2008, the Partnership distributed net sale proceeds of $35,354 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.23 and $3.80 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During 2009, the Partnership did not redeem any Units from the Limited Partners. On April 1, 2008, seven Limited Partners redeemed a total of 105.78 Partnership Units for $84,447 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 63 Limited Partners redeemed 1,112.66 Partnership Units for $889,815. The redemptions increase the remaining Limited Partner's ownership interest in the
Partnership. As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,612 in 2008.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2009, the Partnership will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2009 are expected to be variable and less than recent distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not required for a smaller reporting company.

ITEM 4.   CONTROLS AND PROCEDURES.

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

ITEM 4.   CONTROLS AND PROCEDURES. (Continued)

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

ITEM 1.   LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

       Not required for a smaller reporting company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.
                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.   OTHER INFORMATION.

       None.

ITEM 6.   EXHIBITS.

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


Dated:  May 12, 2009          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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