Form 10-Q
period 2009-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2009-08-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                              [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [ ]      Accelerated filer [ ]

  Non-accelerated filer [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as  defined in Rule 12b-2 of the Exchange Act).    [ ] Yes [X] No


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2009 and December 31,  2008

         Statements for the Periods ended June 30, 2009 and 2008:

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

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                     2009           2008
CURRENT ASSETS:
  Cash                                           $   576,257    $   639,409
  Receivables                                          5,639          5,261
                                                  -----------    -----------
      Total Current Assets                           581,896        644,670
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,807,598      3,807,598
  Buildings and Equipment                          8,954,701      8,954,701
  Accumulated  Depreciation                       (1,423,955)    (1,245,765)
                                                  -----------    -----------
      Net Investments in Real Estate              11,338,344     11,516,534
                                                  -----------    -----------
           Total  Assets                         $11,920,240    $12,161,204
                                                  ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    31,741    $    37,336
  Distributions Payable                              212,575        251,722
  Unearned Rent                                       21,337         17,359
                                                  -----------    -----------
      Total Current Liabilities                      265,653        306,417
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                     2,055          7,050
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 Units outstanding                       11,652,532     11,847,737
                                                  -----------    -----------
      Total Partners' Capital                     11,654,587     11,854,787
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $11,920,240    $12,161,204
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                  FOR THE PERIODS ENDED JUNE 30


                                 Three Months Ended       Six Months Ended
                               6/30/09       6/30/08    6/30/09      6/30/08

RENTAL INCOME                 $ 247,631    $ 217,287   $ 495,082   $ 435,160

EXPENSES:
  Partnership Administration  -
    Affiliates                   36,058       39,391      77,617      79,080
  Partnership Administration
    and Property Management  -
    Unrelated  Parties            6,909       11,269      16,936      23,047
  Depreciation                   89,542       72,671     178,190     145,342
                               ---------    ---------   ---------   ---------
      Total Expenses            132,509      123,331     272,743     247,469
                               ---------    ---------   ---------   ---------

OPERATING INCOME                115,122       93,956     222,339     187,691

OTHER INCOME:
  Interest Income                 1,238       12,082       2,711      22,177
                               ---------    ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                   116,360      106,038     225,050     209,868

Income from Discontinued Operations   0       62,703           0     748,606
                               ---------    ---------   ---------   ---------
NET INCOME                    $ 116,360    $ 168,741   $ 225,050   $ 958,474
                               =========    =========   =========   =========
NET INCOME ALLOCATED:
  General Partners            $   3,491    $   7,401   $   6,752   $  21,771
  Limited Partners              112,869      161,340     218,298     936,703
                               ---------    ---------   ---------   ---------
                              $ 116,360    $ 168,741   $ 225,050   $ 958,474
                               =========    =========   =========   =========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    7.19    $    6.55   $   13.91   $   12.92
  Discontinued Operations             0         3.73           0       46.55
                               ---------    ---------   ---------   ---------
       Total                  $    7.19    $   10.28   $   13.91   $   59.47
                               =========    =========   =========   =========
Weighted  Average
 Units  Outstanding              15,699       15,699      15,699      15,752
                               =========    =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                    2009          2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   225,050    $   958,474

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  178,190        146,479
     Gain on Sale of Real Estate                         0       (719,466)
     Increase in Receivables                          (378)        (2,749)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (5,595)         8,985
     Increase in Unearned Rent                       3,978          5,253
                                                -----------    -----------
       Total Adjustments                           176,195       (561,498)
                                                -----------    -----------
       Net Cash Provided By
          Operating Activities                     401,245        396,976
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      0      2,171,839
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (464,397)      (514,511)
  Redemption Payments                                    0        (87,059)
                                                -----------    -----------
       Net Cash Used For
          Financing Activities                    (464,397)      (601,570)
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                    (63,152)     1,967,245

CASH, beginning of period                          639,409        820,451
                                                -----------    -----------
CASH, end of period                            $   576,257    $ 2,787,696
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2007 $ (1,336)   $11,804,877  $11,803,541   15,804.56

  Distributions Declared    (10,704)      (500,999)    (511,703)

  Redemption Payments        (2,612)       (84,447)     (87,059)    (105.78)

  Net Income                 21,771        936,703      958,474
                            --------    -----------  -----------  ----------
BALANCE, June 30, 2008     $  7,119    $12,156,134  $12,163,253   15,698.78
                            ========    ===========  ===========  ==========


BALANCE, December 31, 2008 $  7,050    $11,847,737  $11,854,787   15,698.78

  Distributions Declared    (11,747)      (413,503)    (425,250)

  Net Income                  6,752        218,298      225,050
                            --------    -----------  -----------  ----------
BALANCE, June 30, 2009     $  2,055    $11,652,532  $11,654,587   15,698.78
                            ========    ===========  ===========  ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2009

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

     During   the  first  six  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $50,505 and $232,323 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 and $14.62 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:

                               Three Months Ended     Six Months Ended
                               6/30/09     6/30/08   6/30/09    6/30/08

 Rental Income                  $      0  $  1,461  $      0  $  30,763
 Property Management Expenses          0      (336)        0       (486)
 Depreciation                          0      (455)        0     (1,137)
 Gain on Disposal of Real Estate       0    62,033         0    719,466
                                 --------  --------  --------  ---------
 Income from Discontinued
  Operations                    $      0  $ 62,703  $      0  $ 748,606
                                 ========  ========  ========  =========

(6)  Fair Value Measurements -

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

(7)  Subsequent Events -

     The Partnership has evaluated subsequent events through August 11, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

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

Results of Operations

        For the six months ended June 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $495,082 and $435,160, respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2008. This increase was partially offset by a reduction in rent for the Johnny Carino's restaurant as discussed below.

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership incurred Partnership administration expenses from affiliated parties of $77,617 and $79,080, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,936 and $23,047, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the six months ended June 30, 2009 and 2008, the Partnership recognized interest income of $2,711 and $22,177, respectively. In 2009 interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2009, the Partnership's cash balances decreased $63,152 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2008, the Partnership's cash balances increased $1,967,245 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $396,976 in 2008 to $401,245 in 2009 as a result of a increase in total rental and interest income in 2009 and a decrease in Partnership administration and property management expenses in 2009, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For  the  six  months ended June 30, 2009 and  2008,  the
Partnership declared distributions of $425,250 and $511,703, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $413,503 and $500,999 and the General Partners received distributions of $11,747 and $10,704 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

        During the first six months of 2009 and 2008, the Partnership distributed net sale proceeds of $50,505 and $232,323 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 and $14.62 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  August 11, 2009       AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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