Form 10-Q
period 2009-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2009-11-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2009

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2009 and December  31, 2008

         Statements for the Periods ended September 30, 2009 and 2008:

           Income

           Cash Flows

           Changes in Partners' Capital (Deficit)

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

 Item 1A.  Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits

Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

                             ASSETS

                                                     2009           2008
CURRENT ASSETS:
  Cash                                           $   603,623   $   639,409
  Receivables                                              0         5,261
                                                  -----------   -----------
      Total Current Assets                           603,623       644,670
                                                  -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,807,598     3,807,598
  Buildings and Equipment                          8,954,701     8,954,701
  Accumulated Depreciation                        (1,513,497)   (1,245,765)
                                                  -----------   -----------
      Net Investments in Real Estate              11,248,802    11,516,534
                                                  -----------   -----------
           Total  Assets                         $11,852,425   $12,161,204
                                                  ===========   ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    31,897   $    37,336
  Distributions Payable                              212,887       251,722
  Unearned Rent                                       45,427        17,359
                                                  -----------   -----------
      Total Current Liabilities                      290,211       306,417
                                                  -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      (717)        7,050
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 Units outstanding                       11,562,931    11,847,737
                                                  -----------   -----------
      Total Partners' Capital                     11,562,214    11,854,787
                                                  -----------   -----------
        Total Liabilities and Partners' Capital  $11,852,425   $12,161,204
                                                  ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                Three Months Ended       Nine Months Ended
                              9/30/09       9/30/08   9/30/09       9/30/08

RENTAL INCOME                $ 248,791    $ 211,275   $ 743,873  $  646,435

EXPENSES:
  Partnership Administration -
   Affiliates                   37,219       38,521     114,836     117,601
  Partnership Administration
   and Property Management  -
   Unrelated Parties             2,748        6,298      19,684      29,345
  Depreciation                  89,542       72,671     267,732     218,013
                              ---------    ---------   ---------  ----------
      Total Expenses           129,509      117,490     402,252     364,959
                              ---------    ---------   ---------  ----------

OPERATING INCOME               119,282       93,785     341,621     281,476

OTHER INCOME:
  Interest Income                1,232       13,014       3,943      35,191
                              ---------    ---------   ---------  ----------
INCOME FROM CONTINUING
   OPERATIONS                  120,514      106,799     345,564     316,667

Income from Discontinued Operations  0            0           0     748,606
                              ---------    ---------   ---------  ----------
NET INCOME                   $ 120,514    $ 106,799   $ 345,564  $1,065,273
                              =========    =========   =========  ==========
NET INCOME ALLOCATED:
  General Partners           $   3,615    $   6,316   $  10,367  $   28,087
  Limited Partners             116,899      100,483     335,197   1,037,186
                              ---------    ---------   ---------  ----------
                             $ 120,514    $ 106,799   $ 345,564  $1,065,273
                              =========    =========   =========  ==========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations      $    7.45    $    6.40   $   21.35  $    19.52
  Discontinued Operations            0            0           0       46.40
                              ---------    ---------   ---------  ----------
       Total                 $    7.45    $    6.40   $   21.35  $    65.92
                              =========    =========   =========  ==========
Weighted Average
 Units Outstanding              15,699       15,699      15,699      15,734
                              =========    =========   =========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                    2009           2008

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   345,564     $ 1,065,273

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  267,732         219,150
     Gain on Sale of Real Estate                         0        (719,466)
     (Increase) Decrease in Receivables              5,261          (9,676)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (5,439)          2,080
     Increase in Unearned Rent                      28,068           6,545
                                                -----------     -----------
       Total Adjustments                           295,622        (501,367)
                                                -----------     -----------
       Net Cash Provided By
          Operating Activities                     641,186         563,906
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      0       2,171,839
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (676,972)       (769,193)
  Redemption Payments                                    0         (87,059)
                                                -----------     -----------
       Net Cash Used For
          Financing Activities                    (676,972)       (856,252)
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH                    (35,786)      1,879,493

CASH, beginning of period                          639,409         820,451
                                                -----------     -----------
CASH, end of period                            $   603,623     $ 2,699,944
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2007  $ (1,336)  $11,804,877  $11,803,541   15,804.56

  Distributions Declared     (17,052)     (750,001)    (767,053)

  Redemption Payments         (2,612)      (84,447)     (87,059)    (105.78)

  Net Income                  28,087     1,037,186    1,065,273
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2008 $  7,087   $12,007,615  $12,014,702   15,698.78
                             ========   ===========  ===========  ==========


BALANCE, December 31, 2008  $  7,050   $11,847,737  $11,854,787   15,698.78

  Distributions Declared     (18,134)     (620,003)    (638,137)

  Net Income                  10,367       335,197      345,564
                             --------   -----------  -----------  ----------
BALANCE, September 30, 2009 $   (717)  $11,562,931  $11,562,214   15,698.78
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

     During  the  first  nine  months  of  2009  and  2008,   the
     Partnership distributed net sale proceeds of $50,505 and $297,980 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 and $18.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                 Three Months Ended     Nine Months Ended
                               9/30/09       9/30/08   9/30/09      9/30/08

 Rental Income                 $      0    $      0   $      0  $  30,763
 Property Management Expenses         0           0          0       (486)
 Depreciation                         0           0          0     (1,137)
 Gain on Disposal of Real Estate      0           0          0    719,466
                                --------    --------   --------  ---------
 Income from Discontinued
  Operations                   $      0    $      0   $      0  $ 748,606
                                ========    ========   ========  =========

(6)  Fair Value Measurements -

     The Partnership adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

(7)  Subsequent Events -

     The Partnership has evaluated subsequent events through November 10, 2009, the date which the financial statements were available to be issued. Subsequent events, if any, were disclosed in the appropriate note in the Notes to Financial Statements.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

        For the nine months ended September 30, 2009 and 2008, the Partnership recognized rental income from continuing operations of $743,873 and $646,435, respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2008 and a rent increase on one property. These increases were partially offset by a reduction in rent for the Johnny Carino's restaurant as discussed below.

        For the nine months ended September 30, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $114,836 and $117,601, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,684 and $29,345, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

        For the nine months ended September 30, 2009 and 2008, the Partnership recognized interest income of $3,943 and $35,191, respectively. In 2009 interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2009, the Partnership's cash balances decreased $35,786 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2008, the Partnership's cash balances increased $1,879,493 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities increased from $563,906 in 2008 to $641,186 in 2009 as a result of a increase in total rental and interest income in 2009, a decrease in Partnership administration and property management expenses in 2009 and by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

        For the nine months ended September 30, 2009 and 2008, the Partnership declared distributions of $638,137 and $767,053, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $620,003 and $750,001 and the General Partners received distributions of $18,134 and $17,052 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

        During the first nine months of 2009 and 2008, the Partnership distributed net sale proceeds of $50,505 and $297,980 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 and $18.76 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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


Dated:  November  10, 2009    AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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