Form 10-K
period 2009-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2010-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)
during  the   preceding  12   months   (or  for  such  shorter
period that the registrant was required to submit and post such files). Yes [ ] No [ ]

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

  Large  accelerated filer  [ ]       Accelerated filer [ ]

  Non-accelerated filer     [ ]       Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).    Yes [ ]  No  [X]

As of June 30, 2009, there were 15,676.777 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,676,777.

               DOCUMENTS INCORPORATED BY REFERENCE
 The registrant has not incorporated any documents by reference into this report.


                             PART I

ITEM 1.   BUSINESS.

        AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996. The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM") as Managing General Partner, Robert
P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated January 9, 1999 when the extended offering period expired. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

Property Activity During the Last Three Years

         As of December 31, 2006, the Partnership owned a significant interest in eight properties and a minor interest in six properties with a total original cost of $10,993,750, including acquisition expenses. During the year ended December 31, 2008, the Partnership sold two property interests and received net sale proceeds of $2,171,839, which resulted in net gains of $719,466. During the last three years, the Partnership purchased additional property with property sales proceeds. One property was purchased in 2007 for $1,403,874 and one property was purchased in 2008 for $2,022,246. As of December 31, 2009, the Partnership owned a significant interest in nine properties and a minor interest in five properties with a total original cost of $12,762,299, including acquisition expenses.

Major Tenants

        During 2009, six tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 84% of total rental revenue in 2009. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2010 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2009.

                                                          Annual   Annual
                     Purchase    Property                 Lease    Rent Per
     Property          Date        Cost     Tenant        Payment  Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                              Ohio Valley
 (.8729%)             12/10/97  $   14,580   Bistros, Inc. $ 1,546   $39.28

Hollywood Video Store                          Hollywood
 Saraland, AL                                Entertainment
 (3.08%)               1/26/99  $   42,439    Corporation  $ 4,469   $19.38


ITEM 2.   PROPERTIES.  (Continued)

                                                          Annual   Annual
                     Purchase    Property                 Lease    Rent Per
     Property          Date        Cost     Tenant        Payment  Sq. Ft.

Arby's Restaurant
 Homewood, AL                                  RTM
 (.5877%)               7/9/99  $    8,184 Alabama, LLC    $   784   $40.96

KinderCare Daycare Center                 KinderCare Learning
 Pearland, TX          7/14/99  $  943,416   Centers, Inc. $101,199  $13.32

                                             Hollywood
Hollywood Video Store                      Entertainment
 Minot, ND             7/16/99  $1,330,000  Corporation    $144,668  $19.27

KinderCare Daycare Center
 Golden, CO                               KinderCare Learning
 (1.9962%)             9/28/00  $   33,528   Centers, Inc. $  3,642  $21.29

KinderCare Daycare Center
 Plainfield, IL                           KinderCare Learning
 (.3154%)              5/14/01  $    4,645   Centers, Inc. $    489  $17.32

Johnny Carino's Restaurant
 Longmont, CO                               Kona Restaurant
 (50%)                12/30/03  $1,293,405     Group, Inc. $ 72,742  $22.46

Jared Jewelry Store
 Sugar Land, TX                            Sterling Jewelers
 (40%)                 7/15/04  $1,533,966         Inc.    $127,919  $52.29

Applebee's Restaurant
 Johnstown, PA                                   B.T.
 (38%)                 9/21/06  $1,031,187   Woodlipp,Inc. $ 74,370  $37.68

Advance Auto Parts Store
 Indianapolis, IN                           Advance Stores
 (65%)                12/21/06  $1,244,173   Company, Inc. $ 87,168  $19.16

Applebee's Restaurant
 Crawfordsville, IN                         Apple Indiana
 (60%)                12/29/06  $1,856,656     II LLC      $133,933  $42.44

Tractor Supply Company Store
 Grand Forks, ND                            Tractor Supply
 (50%)                 1/19/07  $1,403,874     Company     $102,351  $ 9.28

Best Buy Store
 Lake Geneva, WI                              Best Buy
 (33%)                 10/6/08  $2,022,246   Stores, L.P.  $144,325  $14.40


ITEM 2.   PROPERTIES.  (Continued)

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

        At December 31, 2009, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2009, there were 736 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $24,208 and $23,712 were made to the General Partners and $826,504 and $999,003 were made to the Limited Partners for 2009 and 2008, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed net sale proceeds of $65,000 and $345,000 in 2009 and 2008, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2009, the Partnership did not purchase any Units.

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

        Prior to January 1, 2009, the Partnership purchased properties and recorded them in the financial statements at cost (including capitalized acquisition expenses). For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting. The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

        For  the  years  ended December 31, 2009  and  2008,  the
Partnership recognized rental income from continuing operations of $992,686 and $891,852, respectively. In 2009, rental income increased due to additional rent received from one property acquisition in 2008 and a rent increase on one property. These increases were partially offset by a reduction in rent for the Johnny Carino's restaurant, as discussed below, and a reduction in rent for the Hollywood Video stores due to a one-time rent payment received in 2008.

        For the years ended December 31, 2009 and 2008, the Partnership incurred Partnership administration expenses from affiliated parties of $166,135 and $177,075, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,070 and $34,596, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  February 2, 2010, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In March 2010, HEC submitted a written proposal requesting a 30% reduction in monthly rent for the Minot store. The Partnership is gathering market information about the site to prepare a counterproposal. With the exception of rent for February 2010, rents are current for the Minot property and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by HEC. If the Lease is assumed, HEC must comply with all Lease terms. If the Lease is rejected, HEC would be required to return possession of the property to the Partnership.

        HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership has listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Saraland property represents less than 1% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the leases and property values for both properties and decided that there is no impairment loss at this time.

        For the years ended December 31, 2009 and 2008, the Partnership recognized interest income of $5,182 and $37,869, respectively. In 2009 interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions and lower money market rates in 2009.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

       During the year ended December 31, 2009, the Partnership's cash balances decreased $48,569 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the year ended December 31, 2008, the Partnership's cash balances decreased $181,042 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

        Net cash provided by operating activities increased from $780,967 in 2008 to $841,290 in 2009 as a result of a increase in total rental and interest income in 2009 and a decrease in Partnership administration and property management expenses in 2009.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2008, the Partnership generated cash flow from the sale of real estate of $2,171,839. During the same period, the Partnership expended $2,022,246 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $850,712 and $1,022,715, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $826,504 and $999,003 and the General Partners received distributions of $24,208 and $23,712 for the periods, respectively. In 2009, distributions were lower due to a decrease in the distribution rate per Unit, effective January 1, 2009.

       During 2009 and 2008, the Partnership distributed net sale proceeds of $65,657 and $348,485 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.15 and $21.94 per Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Partnership will likely complete fewer property sales than it has in the past. Until property sales occur, quarterly distributions going forward will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be variable and less than pre-2009 distribution rates until such time as economic conditions allow the Partnership to, once again, begin selling properties at acceptable prices and generating gains for distribution.

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






        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2009 and 2008

Statements for the Years Ended December 31, 2009 and 2008:

     Income

     Cash Flows

     Changes in Partners' Capital (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2009 and 2008, and the related statements of income, cash flows and changes in partners' capital for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                         /s/Boulay, Heutmaker, Zibell & Co. P.L.L.P.
                                  Certified Public Accountants

Minneapolis, Minnesota
March 29, 2010

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                   2009           2008
CURRENT ASSETS:
  Cash                                         $   590,840    $   639,409
  Receivables                                            0          5,261
                                                -----------    -----------
      Total Current Assets                         590,840        644,670
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           3,807,598      3,807,598
  Buildings and Equipment                        8,954,701      8,954,701
  Accumulated Depreciation                      (1,603,038)    (1,245,765)
                                                -----------    -----------
      Net Investments in Real Estate            11,159,261     11,516,534
                                                -----------    -----------
           Total  Assets                       $11,750,101    $12,161,204
                                                ===========    ===========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    47,396    $    37,336
  Distributions Payable                            212,575        251,722
  Unearned Rent                                     34,665         17,359
                                                -----------    -----------
      Total Current Liabilities                    294,636        306,417
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (3,616)         7,050
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,699 Units outstanding                    11,459,081     11,847,737
                                                -----------    -----------
     Total Partners' Capital                    11,455,465     11,854,787
                                                -----------    -----------
       Total Liabilities and Partners' Capital $11,750,101    $12,161,204
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2009           2008

RENTAL INCOME                                  $   992,686     $   891,852

EXPENSES:
  Partnership Administration - Affiliates          166,135         177,075
  Partnership Administration and Property
     Management - Unrelated Parties                 23,070          34,596
  Depreciation                                     357,273         305,636
                                                -----------     -----------
      Total Expenses                               546,478         517,307
                                                -----------     -----------

OPERATING INCOME                                   446,208         374,545

OTHER INCOME:
  Interest Income                                    5,182          37,869
                                                -----------     -----------

INCOME FROM CONTINUING OPERATIONS                  451,390         412,414

Income from Discontinued Operations                      0         748,606
                                                -----------     -----------
NET INCOME                                     $   451,390     $ 1,161,020
                                                ===========     ===========
NET INCOME ALLOCATED:
  General Partners                             $    13,542     $    34,710
  Limited Partners                                 437,848       1,126,310
                                                -----------     -----------
                                               $   451,390     $ 1,161,020
                                                ===========     ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                        $     27.89     $     25.44
  Discontinued Operations                                0           46.19
                                                -----------     -----------
       Total                                   $     27.89     $     71.63
                                                ===========     ===========
Weighted Average Units Outstanding -
  Basic and Diluted                                 15,699          15,725
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                    2009           2008
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   451,390     $ 1,161,020

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                  357,273         306,773
     Gain on Sale of Real Estate                         0        (719,466)
     (Increase) Decrease in Receivables              5,261          (5,261)
     Increase in Payable to
        AEI Fund Management, Inc.                   10,060          29,272
     Increase in Unearned Rent                      17,306           8,629
                                                -----------     -----------
       Total Adjustments                           389,900        (380,053)
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                    841,290         780,967
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                             0      (2,022,246)
  Proceeds from Sale of Real Estate                      0       2,171,839
                                                -----------     -----------
       Net Cash Provided By
           Investing Activities                          0         149,593
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                  (889,859)     (1,024,543)
  Redemption Payments                                    0         (87,059)
                                                -----------     -----------
       Net Cash Used For
           Financing Activities                   (889,859)     (1,111,602)
                                                -----------     -----------

NET DECREASE IN CASH                               (48,569)       (181,042)

CASH, beginning of year                            639,409         820,451
                                                -----------     -----------
CASH, end of year                              $   590,840     $   639,409
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 2007  $  (1,336)  $11,804,877  $11,803,541   15,804.56

  Distributions Declared      (23,712)     (999,003)  (1,022,715)

  Redemption Payments          (2,612)      (84,447)     (87,059)    (105.78)

  Net Income                   34,710     1,126,310    1,161,020
                             ---------   -----------  ----------- ----------
BALANCE, December 31, 2008      7,050    11,847,737   11,854,787  15,698.78

  Distributions Declared      (24,208)     (826,504)    (850,712)

  Net Income                   13,542       437,848      451,390
                             ---------   -----------  ----------- ----------
BALANCE, December 31, 2009  $  (3,616)  $11,459,081  $11,455,465  15,698.78
                             =========   ===========  =========== ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate and real estate held for sale.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

     Revenue Recognition

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership compares the carrying amount of its properties to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

       Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment. For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs will be expensed as incurred as a result of the Partnership adopting new guidance on business combinations that expands the scope of acquisition accounting.

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

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2009 and 2008.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(2)  Summary of Significant Accounting Policies - (Continued)

     Fair Value Measurements

       The Partnership adopted new guidance for measuring financial assets and liabilities at fair value on a recurring basis on January 1, 2008 and for certain nonfinancial assets and liabilities measured on a nonrecurring basis on January 1, 2009. The Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this new guidance.

     Recently Adopted Pronouncements

       In December 2007, the Financial Accounting Standards Board issued updated guidance, which applies to all transactions or events in which an entity obtains control of one or more businesses. This guidance (i) establishes the acquisition-date fair value as the measurement
       objective   for   all  assets  acquired  and   liabilities
       assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. These provisions were adopted by the Partnership on January 1, 2009. The primary impact of adopting this guidance on the Partnership's financial statements was the requirement to expense transaction costs relating to its acquisition activities in 2009.

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(3)  Related Party Transactions - (Continued)

     The Partnership owned a 50% interest in a Champps Americana restaurant. AEI Net Lease Income & Growth Fund XX Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2008.

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                           2009       2008

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating  with the Limited Partners.             $ 166,135  $ 177,075
                                                         ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $0 and $486 of expenses related to Discontinued
  Operations in 2009 and 2008, respectively.            $  23,070  $  35,082
                                                         ========   ========
c.AEI is reimbursed for costs incurred in providing
  services and direct expenses related to the acquisition
  of  properties on behalf of the Partnership.          $       0  $  31,026
                                                         ========   ========
d.AEI is reimbursed for costs incurred in providing
  services  related to the sale of property.            $       0  $  35,651
                                                         ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c, and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

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

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     The   cost   of   the  properties  and  related  accumulated
     depreciation at December 31, 2009 are as follows:


                                       Buildings and             Accumulated
      Property                  Land     Equipment      Total    Depreciation

TGI Friday's, Greensburg, PA  $    6,439  $    8,141  $    14,580  $    4,002
Hollywood Video, Saraland, AL     17,654      24,785       42,439      10,861
Arby's, Homewood, AL               4,396       3,788        8,184       1,786
KinderCare, Pearland, TX         204,105     739,311      943,416     309,275
Hollywood Video, Minot, ND       619,597     710,403    1,330,000     297,185
KinderCare, Golden, CO             7,684      25,844       33,528       9,564
KinderCare, Plainfield, IL         1,313       3,332        4,645       1,148
Johnny Carino's, Longmont, CO    560,383     733,022    1,293,405     175,926
Jared Jewelry, Sugar Land, TX    503,837   1,030,129    1,533,966     224,911
Applebee's, Johnstown, PA        264,557     766,630    1,031,187     100,939
Advance Auto Parts,
 Indianapolis, IN                537,914     706,259    1,244,173      85,926
Applebee's, Crawfordsville, IN   506,030   1,350,626    1,856,656     162,075
Tractor Supply,
 Grand Forks, ND                 238,547   1,165,327    1,403,874     137,897
Best Buy, Lake Geneva, WI        335,142   1,687,104    2,022,246      81,543
                               ----------  ----------  -----------  ---------
                              $3,807,598  $8,954,701  $12,762,299  $1,603,038
                               ==========  ==========  ===========  =========

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(4)  Investments in Real Estate - (Continued)

     On  February  2,  2010, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In March 2010, HEC submitted a written proposal requesting a 30% reduction in monthly rent for the Minot store. The Partnership is gathering market information about the site to prepare a counterproposal. With the exception of rent for February
     2010, rents are current for the Minot property and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by HEC. If the Lease is assumed, HEC must comply with all Lease terms. If the Lease is rejected, HEC would be required to return possession of the property to the Partnership.

     HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership has listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Saraland property represents less than 1% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the leases and property values for both properties and decided that there is no impairment loss at this time.

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

     For properties owned as of December 31, 2009, the minimum future rent payments required by the leases are as follows:

                       2010           $ 1,001,179
                       2011             1,020,980
                       2012             1,037,679
                       2013             1,032,713
                       2014               875,632
                       Thereafter       5,809,046
                                       -----------
                                      $10,777,229
                                       ===========

     There were no contingent rents recognized in 2009 and 2008.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                           Industry       2009         2008

     Apple American Group              Restaurant  $ 208,303    $ 208,303
     Hollywood
        Entertainment Corporation      Retail        147,647      155,151
     Best Buy Stores, L.P.             Retail        144,325          N/A
     Sterling Jewelers Inc.            Retail        127,919      127,919
     Tractor Supply Company            Retail        102,352      102,351
     KinderCare Learning Centers, Inc. Child Care     99,963       99,747
                                                    ---------    ---------
     Aggregate rent revenue of major tenants       $ 830,509    $ 693,471
                                                    =========    =========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   84%          75%
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

     During 2009 and 2008, the Partnership distributed net sale proceeds of $65,657 and $348,485 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.15 and $21.94 per
     Limited Partnership Unit, respectively. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                 2009       2008

     Rental Income                           $       0  $  30,763
     Property Management Expenses                    0       (486)
     Depreciation                                    0     (1,137)
     Gain on Disposal of Real Estate                 0    719,466
                                              ---------  ---------
        Income from Discontinued Operations  $       0  $ 748,606
                                              =========  =========

(7)  Partners' Capital -

     For the years ended December 31, 2009 and 2008, the Partnership declared distributions of $850,712 and $1,022,715, respectively. The Limited Partners received distributions of $826,504 and $999,003 and the General Partners received distributions of $24,208 and $23,712 for the years, respectively. The Limited Partners' distributions represent $52.65 and $63.53 per Limited Partnership Unit outstanding using 15,699 and 15,725 weighted average Units in 2009 and 2008, respectively. The distributions represent $27.89 and $63.53 per Unit of Net Income and $24.76 and $-0- per Unit of return of contributed capital in 2009 and 2008, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $65,000 and $345,000 in 2009 and 2008, respectively. The distributions reduced the Limited Partners' Adjusted Capital
     Contributions.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2009 AND 2008

(7)  Partners' Capital - (Continued)

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $919.36 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                        2009       2008

     Net  Income for Financial Reporting Purposes   $  451,390  $1,161,020

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes  110,077      94,360

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes      18,797       2,615

     Gain on Sale of Real Estate for Tax Purposes
        Under Gain for Financial Reporting Purposes          0     (52,661)
                                                     ---------   ----------
           Taxable Income to Partners               $  580,264  $1,205,334
                                                     =========   ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                          2009        2008

     Partners'Capital for Financial Reporting Purposes $11,455,465 $11,854,787

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     545,587     435,510

     Income Accrued for Tax Purposes Over
       Income  for  Financial  Reporting  Purposes          36,155      17,358

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes      2,418,726   2,418,726
                                                        ----------  ----------
     Partners'  Capital for Tax Reporting Purposes     $14,455,933 $14,726,381
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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          (Continued)

        Robert P. Johnson, age 65, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2010. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 50, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2010. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2009. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2009 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2010:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2009 and 2008.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2009, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2009.

   Person or Entity                                   Amount Incurred From
     Receiving                  Form and Method     Inception (July 31, 1996)
    Compensation                of Compensation        To December 31, 2009

AEI Securities, Inc.  Selling Commissions equal to 8% of     $1,691,722
                      proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other        $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all          $  503,997
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing    $2,187,840
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and
                      other administrative functions.

General Partners and  Reimbursement at Cost for providing    $  531,993
Affiliates            services related to the  disposition
                      of the Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year.$  357,405

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.  (Continued)

   Person or Entity                                   Amount Incurred From
     Receiving                  Form and Method     Inception (July 31, 1996)
    Compensation                of Compensation        To December 31, 2009

General Partners      1% of distributions of Net Proceeds    $   25,095
                      of Sale until Limited Partners have
                      received an amount equal to (a)their
                      Adjusted Capital Contributions,  plus
                      (b) an amount equal to 9% of their
                      Adjusted Capital Contributions per
                      annum, cumulative but not compounded,
                      to  the  extent  not   previously
                      distributed. 10% of distributions of
                      Net Proceeds  of  Sale thereafter.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2009 and 2008:

     Fee Category                            2009       2008
     Audit Fees                           $  14,425   $ 14,200
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,425   $ 14,200
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

    10.8 Assignment and Assumption of Purchase and Sale Agreement dated September 24, 2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and AEI Fund Management, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.1 of Form 8-K filed October 10, 2008).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

    10.9  Assignment  and Assumption of Lease  dated  October  6,
    2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).

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


                               AEI INCOME & GROWTH FUND XXII
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 29, 2010                 By:/s/ ROBERT P JOHNSON
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                   Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer) March 29, 2010
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer  and  Treasurer March 29, 2010
   Patrick W. Keene  (Principal Accounting Officer)