Form 10-Q
period 2010-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2010-05-14
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2010

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

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange  Act).  Yes [] No [X]


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of March 31, 2010 and December 31, 2009

         Statements for the Three Months ended March 31, 2010 and 2009:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010          2009
CURRENT ASSETS:
  Cash                                           $   558,920    $   590,840
  Receivables                                         12,056              0
                                                  -----------    -----------
      Total Current Assets                           570,976        590,840
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             3,807,598      3,807,598
  Buildings and Equipment                          8,954,701      8,954,701
  Accumulated Depreciation                        (1,692,580)    (1,603,038)
                                                  -----------    -----------
      Net Investments in Real Estate              11,069,719     11,159,261
                                                  -----------    -----------
           Total  Assets                         $11,640,695    $11,750,101
                                                  ===========    ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    30,385    $    47,396
  Distributions Payable                              212,887        212,575
  Unearned Rent                                       45,427         34,665
                                                  -----------    -----------
      Total Current Liabilities                      288,699        294,636
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (6,719)        (3,616)
  Limited Partners, $1,000 per Unit;
   24,000 Units authorized; 16,917 Units issued;
   15,699 Units outstanding                       11,358,715     11,459,081
                                                  -----------    -----------
      Total Partners' Capital                     11,351,996     11,455,465
                                                  -----------    -----------
        Total Liabilities and Partners' Capital  $11,640,695    $11,750,101
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2010         2009

RENTAL INCOME                                      $   248,873   $   247,451

EXPENSES:
  Partnership Administration - Affiliates               39,894        41,559
  Partnership Administration  and Property
     Management - Unrelated Parties                     11,193        10,027
  Depreciation                                          89,542        88,648
                                                    -----------   -----------
      Total Expenses                                   140,629       140,234
                                                    -----------   -----------

OPERATING INCOME                                       108,244       107,217

OTHER INCOME:
  Interest Income                                        1,174         1,473
                                                    -----------   -----------
NET INCOME                                         $   109,418   $   108,690
                                                    ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                 $     3,283   $     3,261
  Limited Partners                                     106,135       105,429
                                                    -----------   -----------
                                                   $   109,418   $   108,690
                                                    ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT            $      6.76   $      6.72
                                                    ===========   ===========

Weighted Average Units Outstanding - Basic and Diluted  15,699        15,699
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                     2010           2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   109,418    $   108,690

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                     89,542         88,648
     (Increase) Decrease in Receivables              (12,056)         5,261
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                    (17,011)         1,159
     Increase in Unearned Rent                        10,762          3,977
                                                  -----------    -----------
       Total Adjustments                              71,237         99,045
                                                  -----------    -----------
       Net Cash Provided By
           Operating Activities                      180,655        207,735
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (212,575)      (255,662)
                                                  -----------    -----------

NET DECREASE IN CASH                                 (31,920)       (47,927)

CASH, beginning of period                            590,840        639,409
                                                  -----------    -----------
CASH, end of period                              $   558,920    $   591,482
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                   Limited
                                                                 Partnership
                              General     Limited                   Units
                              Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008   $  7,050   $11,847,737  $11,854,787   15,698.78

  Distributions Declared       (5,673)     (207,002)    (212,675)

  Net Income                    3,261       105,429      108,690
                              --------   -----------  -----------  ---------
BALANCE, March 31, 2009      $  4,638   $11,746,164  $11,750,802   15,698.78
                              ========   ===========  ===========  =========


BALANCE, December 31, 2009   $ (3,616)  $11,459,081  $11,455,465   15,698.78

  Distributions Declared       (6,386)     (206,501)    (212,887)

  Net Income                    3,283       106,135      109,418
                              --------   -----------  -----------  ---------
BALANCE, March 31, 2010      $ (6,719)  $11,358,715  $11,351,996   15,698.78
                              ========   ===========  ===========  =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2010

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

(3)  Investments in Real Estate -

     On  February  2,  2010, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In March 2010, HEC submitted a written proposal requesting a 30% reduction in monthly rent for the Minot store. After reviewing financial and market information about the site, the Partnership rejected HEC's proposal. With the exception of rent for February 2010, rents are current for the Minot property and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by HEC. If the Lease is assumed, HEC must comply with all Lease terms. If the Lease is rejected, HEC would be required to return possession of the property to the Partnership.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership has listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. The Saraland property represents less than 1% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the leases and property values for both properties and decided that there is no impairment loss at this time.

(4)  Payable to AEI Fund Management, Inc. -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

 (5) Fair Value Measurements -

     As of March 31, 2010, the Partnership has no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

        For  the three months ended March 31, 2010 and 2009,  the
Partnership  recognized rental income of $248,873  and  $247,451,
respectively.   In  2010, rental income  increased  due  to  rent
increases on two properties.

        For the three months ended March 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $39,894 and $41,559, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,193 and $10,027, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  February 2, 2010, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In March 2010, HEC submitted a written proposal requesting a 30% reduction in monthly rent for the Minot store. After reviewing financial and market information about the site, the Partnership rejected HEC's proposal. With the exception of rent for February 2010, rents are current for the Minot property and the Partnership expects to continue to receive all scheduled rents in future months unless the Lease is rejected by HEC. If the Lease is assumed, HEC must comply with all Lease terms. If the Lease is rejected, HEC would be required to return possession of the property to the Partnership.

        HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership has listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. The Saraland property represents less than 1% of the Partnership's property portfolio. The loss of rent from this property will have only a minor effect on the Partnership's operations and financial situation. The Partnership has evaluated the leases and property values for both properties and decided that there is no impairment loss at this time.

        For the three months ended March 31, 2010 and 2009, the Partnership recognized interest income of $1,174 and $1,473, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2010, the Partnership's cash balances decreased $31,920 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2009, the Partnership's cash balances decreased $47,927 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $207,735 in 2009 to $180,655 in 2010 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2010 and a decrease in Partnership administration and property management expenses in 2010.

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

        For the three months ended March 31, 2010 and 2009, the Partnership declared distributions of $212,887 and $212,675, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $206,501 and $207,002 and the General Partners received distributions of $6,386 and $5,673 for the periods, respectively.

        During the first three months of 2009, the Partnership distributed net sale proceeds of $35,354 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $2.23 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

        The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During 2009 and the first three months of 2010, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

The Economy and Market Conditions

       The impact of conditions in the current economy, including the turmoil in the credit markets, has adversely affected many real estate investment funds. However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds. Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows. If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. In 2010, the Partnership will likely complete fewer property sales than it has in the past. Until such time as economic conditions allow the Partnership to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2010 are expected to be consistent with distribution rates in 2009.

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


Dated:  May 12, 2010          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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