Form 10-Q
period 2010-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2010-08-16
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements:

         Balance Sheet as of June 30, 2010 and December 31,  2009

         Statements for the Periods ended June 30, 2010 and 2009:

           Operations

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and  Use  of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
               JUNE 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                      2010           2009
CURRENT ASSETS:
  Cash                                            $   522,712   $   590,840
  Receivables                                          12,056             0
                                                   -----------   -----------
      Total Current Assets                            534,768       590,840
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              3,170,347     3,807,598
  Buildings and Equipment                           8,219,513     8,954,701
  Accumulated Depreciation                         (1,459,372)   (1,603,038)
                                                   -----------   -----------
                                                    9,930,488    11,159,261
  Real Estate Held for Sale                           831,082             0
                                                   -----------   -----------
      Net Investments in Real Estate               10,761,570    11,159,261
                                                   -----------   -----------
           Total  Assets                          $11,296,338   $11,750,101
                                                   ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    25,661   $    47,396
  Distributions Payable                               212,883       212,575
  Unearned Rent                                        34,221        34,665
                                                   -----------   -----------
      Total Current Liabilities                       272,765       294,636
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (16,520)       (3,616)
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,698 and 15,699 Units outstanding in
    2010 and 2009, respectively                    11,040,093    11,459,081
                                                   -----------   -----------
      Total Partners' Capital                      11,023,573    11,455,465
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $11,296,338   $11,750,101
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30


                                  Three Months Ended       Six Months Ended
                                 6/30/10      6/30/09    6/30/10     6/30/09

RENTAL INCOME                   $ 212,888   $ 210,347   $ 425,594   $ 420,514

EXPENSES:
  Partnership Administration  -
   Affiliates                      39,223      36,058      78,483      77,617
  Partnership Administration
   and Property Management  -
   Unrelated  Parties               7,693       6,492      17,282      16,063
  Depreciation                     82,190      82,190     164,380     163,486
                                 ---------   ---------   ---------   ---------
      Total Expenses              129,106     124,740     260,145     257,166
                                 ---------   ---------   ---------   ---------

OPERATING INCOME                   83,782      85,607     165,449     163,348

OTHER INCOME:
  Interest Income                   1,126       1,238       2,300       2,711
                                 ---------   ---------   ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                      84,908      86,845     167,749     166,059

Income (Loss) from Discontinued
 Operations                      (199,538)     29,515    (172,961)     58,991
                                 ---------   ---------   ---------   ---------
NET INCOME (LOSS)               $(114,630)  $ 116,360   $  (5,212)  $ 225,050
                                 =========   =========   =========   =========
NET INCOME (LOSS) ALLOCATED:
  General Partners              $  (3,387)  $   3,491   $    (104)  $   6,752
  Limited Partners               (111,243)    112,869      (5,108)    218,298
                                 ---------   ---------   ---------   ---------
                                $(114,630)  $ 116,360   $  (5,212)  $ 225,050
                                 =========   =========   =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations         $    5.25   $    5.37   $   10.37   $   10.26
  Discontinued Operations          (12.34)       1.82      (10.70)       3.65
                                 ---------   ---------   ---------   ---------
       Total                    $   (7.09)  $    7.19   $   (0.33)  $   13.91
                                 =========   =========   =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted                15,698      15,699      15,698      15,699
                                 =========   =========   =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30


                                                      2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                $    (5,212)  $   225,050

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      179,084       178,190
     Real Estate Impairment                            218,607             0
     Increase in Receivables                           (12,056)         (378)
     Decrease in Payable to
        AEI Fund Management, Inc.                      (21,735)       (5,595)
     Increase (Decrease) in Unearned Rent                 (444)        3,978
                                                    -----------   -----------
       Total Adjustments                               363,456       176,195
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         358,244       401,245
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (425,462)     (464,397)
  Redemption Payments                                     (910)            0
                                                    -----------   -----------
       Net Cash Used For
          Financing Activities                        (426,372)     (464,397)
                                                    -----------   -----------

NET DECREASE IN CASH                                   (68,128)      (63,152)

CASH, beginning of period                              590,840       639,409
                                                    -----------   -----------
CASH, end of period                                $   522,712   $   576,257
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE SIX MONTHS ENDED JUNE 30


                                                                  Limited
                                                                Partnership
                             General     Limited                   Units
                             Partners    Partners     Total     Outstanding


BALANCE, December 31, 2008 $  7,050    $11,847,737  $11,854,787   15,698.78

  Distributions Declared    (11,747)      (413,503)    (425,250)

  Net Income                  6,752        218,298      225,050
                            --------    -----------  -----------  ----------
BALANCE, June 30, 2009     $  2,055    $11,652,532  $11,654,587   15,698.78
                            ========    ===========  ===========  ==========


BALANCE, December 31, 2009 $ (3,616)   $11,459,081  $11,455,465   15,698.78

  Distributions Declared    (12,773)      (412,997)    (425,770)

  Redemption Payments           (27)          (883)        (910)      (1.25)

  Net Loss                     (104)        (5,108)      (5,212)
                            --------    -----------  -----------  ----------
BALANCE,  June 30, 2010    $(16,520)   $11,040,093  $11,023,573   15,697.53
                            ========    ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2010

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2010 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations -

     On  February  2,  2010, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership is preparing to market the property for sale. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the book value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building. At June 30, 2010, the property was classified as Real Estate Held for Sale.

     In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Hollywood Video store in Saraland, Alabama to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $33,000, which will result in a small net gain. If the sale is not completed, the Partnership will seek another buyer for the property interest and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $31,082.

     During the first six months of 2009, the Partnership distributed net sale proceeds of $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 per Limited Partnership Unit. The proceeds were generated from sales completed prior to 2009.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended June 30:


                                Three Months Ended       Six Months Ended
                               6/30/10     6/30/09     6/30/10      6/30/09

 Rental Income                $  36,167   $  37,284   $  72,334   $  74,568
 Property Management Expenses    (9,746)       (417)    (11,984)       (873)
 Depreciation                    (7,352)     (7,352)    (14,704)    (14,704)
 Real Estate Impairment        (218,607)          0    (218,607)          0
                               ---------   ---------   ---------   ---------
 Income (Loss) from
  Discontinued Operations     $(199,538)  $  29,515   $(172,961)  $  58,991
                               =========   =========   =========   =========

(6)  Fair Value Measurements -

     Fair value, as defined by United States Generally Accepted Accounting Principles ("US GAAP"), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. US GAAP establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

     At June 30, 2010, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

     The Hollywood Video store in Minot, North Dakota, with a carrying amount of $1,108,607 at June 30, 2010, was written down to its fair value of $800,000 after completing our long-lived asset valuation analysis. The fair value of the
     property   was  based  upon  comparable  sales  of   similar
     properties,  which  are considered Level  2  inputs  in  the
     valuation  hierarchy.   The resulting impairment  charge  of
     $218,607 was included in earnings for the second quarter of 2010.

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

Results of Operations

        For the six months ended June 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $425,594 and $420,514, respectively. In 2010, rental income increased due to rent increases on two properties.

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership incurred Partnership administration expenses from affiliated parties of $78,483 and $77,617, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $17,282 and $16,063, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the six months ended June 30, 2010 and 2009, the Partnership recognized interest income of $2,300 and $2,711, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the six months ended June 30, 2010, the Partnership recognized a loss from discontinued operations of $172,961, representing a real estate impairment loss of $218,607, which was partially offset by rental income less property management expenses and depreciation of $45,646. For the six months ended June 30, 2009, the Partnership recognized income from discontinued operations of $58,991, representing rental income less property management expenses and depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  February 2, 2010, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. The Partnership is preparing to market the property for sale. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the book value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building. At June 30, 2010, the property was classified as Real Estate Held for Sale.

        In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property is vacant, the Partnership is responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Hollywood Video store in Saraland, Alabama to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $33,000, which will result in a small net gain. If the sale is not completed, the Partnership will seek another buyer for the property interest and may not be able to negotiate a purchase agreement with similar economic terms. At June 30, 2010, the property was classified as Real Estate Held for Sale with a carrying value of $31,082.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2010, the Partnership's cash balances decreased $68,128 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2009, the Partnership's cash balances decreased $63,152 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $401,245 in 2009 to $358,244 in 2010 as a result of an increase in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2010.

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

        For  the  six  months ended June 30, 2010 and  2009,  the
Partnership declared distributions of $425,770 and $425,250, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $412,997 and $413,503 and the General Partners received distributions of $12,773 and $11,747 for the periods, respectively.

        During the first six months of 2009, the Partnership distributed net sale proceeds of $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.19 per Limited Partnership Unit. The proceeds were generated from sales completed prior to 2009.

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

        On April 1, 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2009, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262. The redemptions increase the remaining Limited Partner's ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

      Small Business Issuer Purchases of Equity Securities

                                          Total Number of    Maximum Number
                                          Units Purchased as of Units that May
                 Total Number  Average    Part of Publicly   Yet Be Purchased
                   of Units   Price Paid  Announced Plans    Under the Plans
Period            Purchased    per Unit     or Programs      or Programs

4/1/10 to 4/30/10   1.25      $706.50        1,219.70(1)           (2)

5/1/10 to 5/31/10     --           --              --              --

6/1/10 to 6/30/10     --           --              --              --

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


Dated:  August 11, 2010       AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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