Form 10-Q
period 2010-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2010-11-12
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  September 30, 2010

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

                              INDEX


Part I - Financial Information

 Item 1. Financial Statements (unaudited):

         Balance Sheet as of September 30, 2010 and December  31, 2009

         Statements for the Periods ended September 30, 2010 and 2009:

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

Part II - Other Information

 Item 1.  Legal Proceedings

 Item 1A. Risk Factors

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3.  Defaults Upon Senior Securities

 Item 5.  Other Information

 Item 6.  Exhibits

          Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
            SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

                             ASSETS

                                                    2010           2009
CURRENT ASSETS:
  Cash                                         $   523,374    $   590,840

INVESTMENTS IN REAL ESTATE:
  Land                                           3,170,347      3,807,598
  Buildings and Equipment                        8,219,513      8,954,701
  Accumulated Depreciation                      (1,541,562)    (1,603,038)
                                                -----------    -----------
                                                 9,848,298     11,159,261
  Real Estate Held for Sale                        800,000              0
                                                -----------    -----------
      Net Investments in Real Estate            10,648,298     11,159,261
                                                -----------    -----------
           Total  Assets                       $11,171,672    $11,750,101
                                                ===========    ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    18,916    $    47,396
  Distributions Payable                            189,990        212,575
  Unearned Rent                                     45,457         34,665
                                                -----------    -----------
      Total Current Liabilities                    254,363        294,636
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (13,060)        (3,616)
  Limited Partners, $1,000 per Unit;
      24,000 Units authorized; 16,917 Units issued;
      15,698 and 15,699 Units outstanding in
      2010 and 2009, respectively               10,930,369     11,459,081
                                                -----------    -----------
      Total Partners' Capital                   10,917,309     11,455,465
                                                -----------    -----------
        Total Liabilities and Partners'Capital $11,171,672    $11,750,101
                                                ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30


                                  Three Months Ended      Nine Months Ended
                                9/30/10      9/30/09    9/30/10      9/30/09

RENTAL INCOME                 $ 212,888     $ 211,879  $ 638,482   $ 632,393

EXPENSES:
   Partnership Administration -
    Affiliates                   41,785        37,219    120,268     114,836
   Partnership Administration
    and Property Management  -
    Unrelated Parties             4,272         2,449     21,554      18,512
   Depreciation                  82,190        82,190    246,570     245,676
                               ---------     ---------  ---------   ---------
      Total Expenses            128,247       121,858    388,392     379,024
                               ---------     ---------  ---------   ---------

OPERATING INCOME                 84,641        90,021    250,090     253,369

OTHER INCOME:
  Interest Income                 1,088         1,232      3,388       3,943
                               ---------     ---------  ---------   ---------
INCOME FROM CONTINUING
   OPERATIONS                    85,729        91,253    253,478     257,312

Income (Loss) from Discontinued
  Operations                     (2,004)       29,261   (174,965)     88,252
                               ---------     ---------  ---------   ---------
NET INCOME                    $  83,725     $ 120,514  $  78,513   $ 345,564
                               =========     =========  =========   =========
NET INCOME ALLOCATED:
  General Partners            $   7,947     $   3,615  $   7,843   $  10,367
  Limited Partners               75,778       116,899     70,670     335,197
                               ---------     ---------  ---------   ---------
                              $  83,725     $ 120,514  $  78,513   $ 345,564
                               =========     =========  =========   =========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations       $    5.30     $    5.64  $   15.66   $   15.90
  Discontinued Operations          (.47)         1.81     (11.16)       5.45
                               ---------     ---------  ---------   ---------
       Total                  $    4.83     $    7.45  $    4.50   $   21.35
                               =========     =========  =========   =========
Weighted Average Units Outstanding -
  Basic and Diluted              15,698        15,699     15,698      15,699
                               =========     =========  =========   =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                       2010          2009

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    78,513   $   345,564

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      261,274       267,732
     Real Estate Impairment                            218,607             0
     Gain on Sale of Real Estate                        (3,403)            0
     Decrease in Receivables                                 0         5,261
     Decrease in Payable to
        AEI Fund Management, Inc.                      (28,480)       (5,439)
     Increase in Unearned Rent                          10,792        28,068
                                                    -----------   -----------
       Total Adjustments                               458,790       295,622
                                                    -----------   -----------
       Net Cash Provided By
          Operating Activities                         537,303       641,186
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                     34,485             0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                      (638,344)     (676,972)
  Redemption Payments                                     (910)            0
                                                    -----------   -----------
       Net Cash Used For
          Financing Activities                        (639,254)     (676,972)
                                                    -----------   -----------

NET DECREASE IN CASH                                   (67,466)      (35,786)

CASH, beginning of period                              590,840       639,409
                                                    -----------   -----------
CASH, end of period                                $   523,374   $   603,623
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30


                                                                  Limited
                                                                Partnership
                            General     Limited                    Units
                            Partners    Partners      Total     Outstanding


BALANCE, December 31, 2008 $  7,050   $11,847,737  $11,854,787    15,698.78

  Distributions Declared    (18,134)     (620,003)    (638,137)

  Net Income                 10,367       335,197      345,564
                            --------   -----------  -----------   ----------
BALANCE, September 30,2009 $   (717)  $11,562,931  $11,562,214    15,698.78
                            ========   ===========  ===========   ==========


BALANCE, December 31, 2009 $ (3,616)  $11,459,081  $11,455,465    15,698.78

  Distributions Declared    (17,260)     (598,499)    (615,759)

  Redemption Payments           (27)         (883)        (910)       (1.25)

  Net Income                  7,843        70,670       78,513
                            --------   -----------  -----------   ----------
BALANCE, September 30,2010 $(13,060)  $10,930,369  $10,917,309    15,697.53
                            ========   ===========  ===========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2010

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

(5)  Discontinued Operations -

     On  February  2,  2010, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Minot area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the carrying value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building. At September 30, 2010, the property was classified as Real Estate Held for Sale.

     In November 2010, the Partnership reached an agreement to sell the Minot store to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

     In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Hollywood Video store in Saraland, Alabama to an unrelated third party. On August 20, 2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation was $42,439 and $11,357, respectively.

     During  the  first  nine  months  of  2010  and  2009,   the
     Partnership distributed net sale proceeds of $60,606 and $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.82 and $3.19 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2009.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the periods ended September 30:

                                Three Months Ended     Nine Months Ended
                               9/30/10      9/30/09   9/30/10     9/30/09

 Rental Income                $ 10,448    $ 36,912  $  82,782   $ 111,480
 Property Management Expenses  (15,855)       (299)   (27,839)     (1,172)
 Depreciation                        0      (7,352)   (14,704)    (22,056)
 Real Estate Impairment              0           0   (218,607)          0
 Gain on Disposal of Real Estate 3,403           0      3,403           0
                               --------    --------  ---------   ---------
 Income (Loss) from
   Discontinued Operations    $ (2,004)   $ 29,261  $(174,965)  $  88,252
                               ========    ========  =========   =========

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

     At September 30, 2010, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

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

Results of Operations

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized rental income from continuing operations of $638,482 and $632,393, respectively. In 2010, rental income increased due to rent increases on two properties.

       For the nine months ended September 30, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $120,268 and $114,836, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,554 and $18,512, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

       For the nine months ended September 30, 2010 and 2009, the Partnership recognized interest income of $3,388 and $3,943, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the nine months ended September 30, 2010, the Partnership recognized a loss from discontinued operations of $174,965, representing a real estate impairment loss of $218,607, which was partially offset by rental income less property management expenses and depreciation of $40,239 and a gain on disposal of real estate of $3,403. For the nine months ended September 30, 2009, the Partnership recognized income from discontinued operations of $88,252, representing rental income less property management expenses and depreciation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        On  February 2, 2010, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Minot area. While the property is vacant, the Partnership is responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the carrying value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building. At September 30, 2010, the property was classified as Real Estate Held for Sale.

        In November 2010, the Partnership reached an agreement to sell the Minot store to an unrelated third party. The sale is subject to contingencies, including the negotiation of a written purchase agreement, and may not be completed. If the sale is completed, the Partnership expects to receive net proceeds of approximately $870,000. If the sale is not completed, the Partnership will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

        In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Hollywood Video store in Saraland, Alabama to an unrelated third party. On August 20, 2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation was $42,439 and $11,357, respectively.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2010, the Partnership's cash balances decreased $67,466 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2009, the Partnership's cash balances decreased $35,786 as a result of distributions paid to the Partners in excess of cash generated from operating activities.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Net cash provided by operating activities decreased from $641,186 in 2009 to $537,303 in 2010 as a result of a decrease in total rental and interest income in 2010, an increase in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the nine months ended September 30, 2010, the Partnership generated cash flow from the sale of real estate of $34,485.

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

       For the nine months ended September 30, 2010 and 2009, the Partnership declared distributions of $615,759 and $638,137, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $598,499 and $620,003 and the General Partners received distributions of $17,260 and $18,134 for the periods, respectively. In 2010, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

        During the first nine months of 2010 and 2009, the Partnership distributed net sale proceeds of $60,606 and $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.82 and $3.19 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2009.

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


Dated:  November 10, 2010     AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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