Form 10-K
period 2010-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2011-03-28
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities
                      Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each className of each exchange on which registered
             None                          None

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

   Large accelerated filer [ ]        Accelerated filer [ ]
   Non-accelerated filer  [ ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Act).  Yes [ ]  No  [X]

As of June 30, 2010, there were 15,675.527 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,675,527.

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

Property Activity During the Last Three Years

         As of December 31, 2007, the Partnership owned a significant interest in nine properties and a minor interest in six properties with a total original cost of $12,397,624. During the years ended December 31, 2008 and 2010, the Partnership sold three property interests and received net sale proceeds of $2,171,839 and $34,485, which resulted in net gains of $719,466 and $3,403, respectively. During 2008, the Partnership expended $2,022,246 to purchase one additional property as it reinvested cash generated from property sales. As of December 31, 2010, the Partnership owned a significant interest in nine properties and a minor interest in four properties with a total original cost of $12,719,860.

Major Tenants

        During 2010, five tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 74% of total rental revenue in 2010. It is anticipated that, based on minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2011 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2010.

                                                         Annual    Annual
                Purchase    Property                     Lease     Rent Per
Property          Date        Cost      Tenant           Payment   Sq. Ft.

TGI Friday's Restaurant
 Greensburg, PA                        Ohio Valley
 (.8729%)       12/10/97  $   14,580  Bistros, Inc.      $  1,546    $39.28

ITEM 2.   PROPERTIES.  (Continued)

                                                         Annual    Annual
                Purchase    Property                     Lease     Rent Per
Property          Date        Cost      Tenant           Payment   Sq. Ft.

Arby's Restaurant
 Homewood, AL                             RTM
 (.5877%)         7/9/99  $    8,184  Alabama, LLC       $    775    $40.49

KinderCare Daycare Center           KinderCare Learning
 Pearland, TX    7/14/99  $  943,416   Centers, Inc.     $101,199    $13.32

Hollywood Video Store
 Minot, ND       7/16/99  $1,330,000       (1)

KinderCare Daycare Center
 Golden, CO                         KinderCare Learning
 (1.9962%)       9/28/00  $   33,528   Centers, Inc.     $  4,006    $23.42

KinderCare Daycare Center
 Plainfield, IL                     KinderCare Learning
 (.3154%)        5/14/01  $    4,645   Centers, Inc.     $    489    $17.32

Johnny Carino's Restaurant
 Longmont, CO                        Kona Restaurant
 (50%)          12/30/03  $1,293,405    Group, Inc.      $ 73,833    $22.80

Jared Jewelry Store
 Sugar Land, TX                      Sterling Jewelers
 (40%)           7/15/04  $1,533,966       Inc.          $127,919    $52.29

Applebee's Restaurant
 Johnstown, PA
 (38%)           9/21/06  $1,031,187 B.T. Woodlipp, Inc. $ 74,370    $37.68

Advance Auto Parts Store
 Indianapolis, IN                     Advance Stores
 (65%)          12/21/06  $1,244,173   Company, Inc.     $ 87,168    $19.16

Applebee's Restaurant
 Crawfordsville, IN                   Apple Indiana
 (60%)          12/29/06  $1,856,656      II LLC         $133,933    $42.44

Tractor Supply Company Store
 Grand Forks, ND                      Tractor Supply
 (50%)           1/19/07  $1,403,874     Company         $108,697    $ 9.86

Best Buy Store
 Lake Geneva, WI                         Best Buy
 (33%)           10/6/08  $2,022,246   Stores, L.P.      $144,325    $14.40


(1)The property was vacant at December 31, 2010. It was sold in January 2011.

ITEM 2.   PROPERTIES.  (Continued)

        The  properties  listed above with  a  partial  ownership
percentage  are  owned  with the following  affiliated  entities:
Johnny Carino's restaurant (AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (AEI Accredited Investor Fund 2002 Limited Partnership); Applebee's restaurant in Johnstown, Pennsylvania (AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 25 LLC); Applebee's restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund 24 LLC); and Best Buy store (AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC). The remaining interests in the TGI Friday's restaurant, the Arby's restaurant and the KinderCare daycare centers in Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

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

         For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years. The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties whose carrying value was reduced by a real estate impairment. The real estate impairment, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

        At December 31, 2010, all properties listed above were 100% occupied. The only exception is the Hollywood Video store that became vacant in July 2010.

ITEM 3.  LEGAL PROCEEDINGS.

       None.

ITEM 4.  REMOVED AND RESERVED.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
        HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        (a) As of December 31, 2010, there were 742 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

       Cash distributions of $22,373 and $24,208 were made to the General Partners and $784,001 and $826,504 were made to the Limited Partners for 2010 and 2009, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

       As part of the Limited Partnership distributions discussed above, the Partnership distributed net sale proceeds of $90,000 and $65,000 in 2010 and 2009, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

       (b) Not applicable.

        (c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2010, the Partnership did not purchase any Units.

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


Application of Critical Accounting Policies

        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

        The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses). The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted future undiscounted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value. Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

        For  the  years  ended December 31, 2010  and  2009,  the
Partnership recognized rental income from continuing operations of $851,989 and $845,039, respectively. In 2010, rental income increased due to rent increases on two properties. Based on the scheduled rent for the properties owned as of February 28, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $872,000 in 2011.

        For the years ended December 31, 2010 and 2009, the Partnership incurred Partnership administration expenses from affiliated parties of $169,362 and $163,770, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,952 and $21,097, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the years ended December 31, 2010 and 2009, the Partnership recognized interest income of $4,455 and $5,182, respectively.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the year ended December 31, 2010, the Partnership recognized a loss from discontinued operations of $185,249, representing a real estate impairment of $218,607, which was partially offset by rental income less property management expenses and depreciation of $29,955 and a gain on disposal of real estate of $3,403. For the year ended December 31, 2009, the Partnership recognized income from discontinued operations of $113,902, representing rental income less property management expenses and depreciation.

        On  February 2, 2010, Hollywood Entertainment Corporation
(HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Minot area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the carrying value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         In November 2010, the Partnership entered into an agreement to sell the Minot store to an unrelated third party. On January 14, 2011, the sale closed with the Partnership receiving net proceeds of approximately $882,000, which resulted in a net gain of approximately $82,000. At December 31, 2010, the property was classified as Real Estate Held for Sale.

        In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Saraland store to an unrelated third party. On August 20, 2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation was $42,439 and $11,357, respectively.

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

Liquidity and Capital Resources

       During the year ended December 31, 2010, the Partnership's cash balances decreased $81,073 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities. During the year ended December 31, 2009, the Partnership's cash balances decreased $48,569 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $841,290 in 2009 to $713,687 in 2010 as a result of a decrease in total rental and interest income in 2010, an increase in Partnership administration and property management expenses in 2010 and net timing differences in the collection of payments from the tenants and the payment of expenses.

        During the year ended December 31, 2010, the Partnership generated cash flow from the sale of real estate of $34,485.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        For the years ended December 31, 2010 and 2009, the Partnership declared distributions of $806,374 and $850,712, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $784,001 and $826,504 and the General Partners received distributions of $22,373 and $24,208 for the periods, respectively. In 2010, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

       During 2010 and 2009, the Partnership distributed net sale proceeds of $90,909 and $65,657 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.73 and $4.15 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2009.

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

       During 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2009, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

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






        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2010 and 2009

Statements for the Years Ended December 31, 2010 and 2009:

     Income

     Cash Flows

     Changes in Partners' Capital (Deficit)

Notes to Financial Statements




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota



     We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2010 and 2009, and the related statements of income, cash flows and changes in partners' capital (deficit) for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                        /s/Boulay, Heutmaker, Zibell &  Co. P.L.L.P.
                                   Certified Public Accountants

Minneapolis, Minnesota
March 25, 2011

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
                           DECEMBER 31

                             ASSETS

                                                       2010          2009
CURRENT ASSETS:
  Cash                                            $   509,767    $   590,840

INVESTMENTS IN REAL ESTATE:
  Land                                              3,170,347      3,807,598
  Buildings and Equipment                           8,219,513      8,954,701
  Accumulated Depreciation                         (1,623,752)    (1,603,038)
                                                   -----------    -----------
                                                    9,766,108     11,159,261
  Real Estate Held for Sale                           800,000              0
                                                   -----------    -----------
      Net Investments in Real Estate               10,566,108     11,159,261
                                                   -----------    -----------
           Total  Assets                          $11,075,875    $11,750,101
                                                   ===========    ===========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    52,734    $    47,396
  Distributions Payable                               190,614        212,575
  Unearned Rent                                        35,225         34,665
                                                   -----------    -----------
      Total Current Liabilities                       278,573        294,636
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (16,055)        (3,616)
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,698 and 15,699 Units outstanding in
    2010 and 2009, respectively                    10,813,357     11,459,081
                                                   -----------    -----------
      Total Partners' Capital                      10,797,302     11,455,465
                                                   -----------    -----------
         Total Liabilities and Partners' Capital  $11,075,875    $11,750,101
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31


                                                        2010          2009

RENTAL INCOME                                       $  851,989    $  845,039

EXPENSES:
  Partnership Administration - Affiliates              169,362       163,770
  Partnership Administration and Property
     Management - Unrelated Parties                     23,952        21,097
  Depreciation                                         328,760       327,866
                                                     ----------    ----------
      Total Expenses                                   522,074       512,733
                                                     ----------    ----------

OPERATING INCOME                                       329,915       332,306

OTHER INCOME:
  Interest Income                                        4,455         5,182
                                                     ----------    ----------

INCOME FROM CONTINUING OPERATIONS                      334,370       337,488

Income (Loss) from Discontinued Operations            (185,249)      113,902
                                                     ----------    ----------
NET INCOME                                          $  149,121    $  451,390
                                                     ==========    ==========
NET INCOME ALLOCATED:
  General Partners                                  $    9,961    $   13,542
  Limited Partners                                     139,160       437,848
                                                     ----------    ----------
                                                    $  149,121    $  451,390
                                                     ==========    ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                             $    20.66    $    20.85
  Discontinued Operations                               (11.80)         7.04
                                                     ----------    ----------
       Total                                        $     8.86    $    27.89
                                                     ==========    ==========
Weighted Average Units Outstanding - Basic and Diluted  15,698        15,699
                                                     ==========    ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31


                                                      2010          2009
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $  149,121    $  451,390

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    343,464       357,273
     Real Estate Impairment                          218,607             0
     Gain on Sale of Real Estate                      (3,403)            0
     Decrease in Receivables                               0         5,261
     Increase in Payable to
        AEI Fund Management, Inc.                      5,338        10,060
     Increase in Unearned Rent                           560        17,306
                                                   ----------    ----------
       Total Adjustments                             564,566       389,900
                                                   ----------    ----------
       Net Cash Provided By
           Operating Activities                      713,687       841,290
                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   34,485             0
                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                    (828,335)     (889,859)
  Redemption Payments                                   (910)            0
                                                   ----------    ----------
       Net Cash Used For
           Financing Activities                     (829,245)     (889,859)
                                                   ----------    ----------

NET DECREASE IN CASH                                 (81,073)      (48,569)

CASH, beginning of year                              590,840       639,409
                                                   ----------    ----------
CASH, end of year                                 $  509,767    $  590,840
                                                   ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31


                                                                  Limited
                                                                Partnership
                              General     Limited                  Units
                              Partners    Partners     Total    Outstanding


BALANCE, December 31, 2008   $  7,050  $11,847,737  $11,854,787   15,698.78

  Distributions Declared      (24,208)    (826,504)    (850,712)

  Net Income                   13,542      437,848      451,390
                              --------  -----------  -----------  ----------
BALANCE, December 31, 2009     (3,616)  11,459,081   11,455,465   15,698.78

  Distributions Declared      (22,373)    (784,001)    (806,374)

  Redemption Payments             (27)        (883)        (910)      (1.25)

  Net Income                    9,961      139,160      149,121
                              --------  -----------  -----------  ----------
BALANCE,  December 31, 2010  $(16,055) $10,813,357  $10,797,302   15,697.53
                              ========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities,  and  the  reported  revenues  and  expenses.
       Actual results could differ from those estimates. Significant items, subject to such estimates and assumptions, include the carrying value of investments in real estate.

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

     Investments in Real Estate

       The Partnership purchases properties and records them at cost. The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning  supplies)  in violation  of  applicable  law  to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2010 and 2009.

     Fair Value Measurements

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

       At  December  31, 2010, the Partnership had  no  financial
       assets  or  liabilities  measured  at  fair  value  on   a
       recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

       The Hollywood Video store in Minot, North Dakota, with a carrying amount of $1,018,607 at June 30, 2010, was written down to its fair value of $800,000 after completing our long-lived asset valuation analysis. The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy. The resulting impairment charge of $218,607 was included in earnings for the second quarter of 2010.

     Recently Issued Accounting Pronouncements

       Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership's financial statements.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     AEI  received  the following reimbursements  for  costs  and expenses  from the Partnership for the years ended  December
     31:
                                                           2010       2009

a.AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and
  properties, maintaining the Partnership's books, and
  communicating with the Limited Partners.  These amounts
  included $2,042 and $2,365 of expenses related to
  Discontinued  Operations in 2010 and  2009,
  respectively.                                          $ 171,404  $ 166,135
                                                          ========   ========
b.AEI is reimbursed for all direct expenses it paid on the
  Partnership's behalf to third parties related to Partnership administration and property management.  These
  expenses included printing costs, legal and filing fees,
  direct administrative costs, outside audit costs, taxes
  insurance and other property costs.  These amounts
  included $36,081 and $1,973 of expenses related to
  Discontinued Operations in 2010 and 2009, respectively.$  60,033  $  23,070
                                                          ========   ========
c.AEI is reimbursed for costs incurred in providing
  services related to the sale of property.              $     203  $       0
                                                          ========   ========
     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, and c.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

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

     The  cost  of  the properties not held for sale and  related
     accumulated  depreciation  at  December  31,  2010  are   as
     follows:
                                       Buildings and             Accumulated
Property                          Land   Equipment     Total     Depreciation

TGI Friday's, Greensburg, PA $    6,439  $    8,141  $    14,580  $    4,322
Arby's, Homewood, AL              4,396       3,788        8,184       1,924
KinderCare, Pearland, TX        204,105     739,311      943,416     338,847
KinderCare, Golden, CO            7,684      25,844       33,528      10,598
KinderCare, Plainfield, IL        1,313       3,332        4,645       1,281
Johnny Carino's, Longmont, CO   560,383     733,022    1,293,405     205,247
Jared Jewelry, Sugar Land, TX   503,837   1,030,129    1,533,966     266,116
Applebee's, Johnstown, PA       264,557     766,630    1,031,187     131,604
Advance Auto Parts,
 Indianapolis, IN               537,914     706,259    1,244,173     114,176
Applebee's, Crawfordsville, IN  506,030   1,350,626    1,856,656     216,100
Tractor Supply, Grand Forks, ND 238,547   1,165,327    1,403,874     184,510
Best Buy, Lake Geneva, WI       335,142   1,687,104    2,022,246     149,027
                              ----------  ----------  -----------  ----------
                             $3,170,347  $8,219,513  $11,389,860  $1,623,752
                              ==========  ==========  ===========  ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(4)  Investments in Real Estate - (Continued)

     The Partnership owns a .8729% interest in a TGI Friday's restaurant, a .5877% interest in an Arby's restaurant, a 1.9962% interest in a KinderCare daycare center in Golden, Colorado and a .3154% interest in a KinderCare daycare center in Plainfield, Illinois. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     For properties owned as of December 31, 2010, the minimum future rent payments required by the leases are as follows:

                       2011           $  872,061
                       2012              888,759
                       2013              889,924
                       2014              853,502
                       2015              801,035
                       Thereafter      5,013,244
                                       ----------
                                      $9,318,525
                                       ==========

     There were no contingent rents recognized in 2010 and 2009.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

      Tenants                          Industry          2010         2009

     Apple American Group             Restaurant    $  208,303  $  208,303
     Best Buy Stores, L.P.            Retail           144,325     144,325
     Sterling Jewelers Inc.           Retail           127,919     127,919
     KinderCare Learning Centers,Inc. Child Care       105,421      99,963
     Tractor Supply Company           Retail           102,881     102,352
     Hollywood Entertainment
      Corporation                     Retail               N/A     147,647
                                                     ----------  ----------
     Aggregate rent revenue of major tenants        $  688,849  $  830,509
                                                     ==========  ==========
     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     74%         84%
                                                     ==========  ==========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations -

     On  February  2,  2010, Hollywood Entertainment  Corporation
     (HEC), the tenant of the Hollywood Video stores in Minot, North Dakota (100% ownership interest) and Saraland, Alabama (3.08% ownership interest) filed for Chapter 11 bankruptcy reorganization for the second time. In July 2010, HEC closed its remaining stores, filed a motion with the bankruptcy court to reject the Lease for the Minot store and returned possession of the property to the Partnership. The Partnership listed the property for sale with a real estate broker in the Minot area. While the property was vacant, the Partnership was responsible for real estate taxes and other costs associated with maintaining the property. Based on an analysis of market conditions in the area, the Partnership determined the property was impaired. As a result, in the second quarter of 2010, a charge to discontinued operations for real estate impairment of $218,607 was recognized, which was the difference between the carrying value at June 30, 2010 of $1,018,607 and the estimated fair value of $800,000. The charge was recorded against the cost of the land and building.

     In November 2010, the Partnership entered into an agreement to sell the Minot store to an unrelated third party. On January 14, 2011, the sale closed with the Partnership receiving net proceeds of approximately $882,000, which resulted in a net gain of approximately $82,000. At
     December  31,  2010,  the property was  classified  as  Real
     Estate Held for Sale.

     In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Saraland store to an unrelated third party. On August 20,
     2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation was $42,439 and $11,357, respectively.

     During 2010 and 2009, the Partnership distributed net sale proceeds of $90,909 and $65,657 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.73 and $4.15 per Limited Partnership Unit, respectively. The proceeds were generated from sales completed prior to 2009.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(6)  Discontinued Operations - (Continued)

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the years ended December 31:

                                                  2010       2009

     Rental Income                            $  82,782   $ 147,647
     Property Management Expenses               (38,123)     (4,338)
     Depreciation                               (14,704)    (29,407)
     Real Estate Impairment                    (218,607)          0
     Gain on Disposal of Real Estate              3,403           0
                                               ---------   ---------
        Income (Loss) from Discontinued
         Operations                           $(185,249)  $ 113,902
                                               =========   =========

(7)  Partners' Capital -

     For the years ended December 31, 2010 and 2009, the Partnership declared distributions of $806,374 and $850,712, respectively. The Limited Partners received distributions of $784,001 and $826,504 and the General Partners received distributions of $22,373 and $24,208 for the years, respectively. The Limited Partners' distributions represent $49.94 and $52.65 per Limited Partnership Unit outstanding using 15,698 and 15,699 weighted average Units in 2010 and
     2009, respectively. The distributions represent $8.80 and $27.89 per Unit of Net Income and $41.14 and $24.76 per Unit of return of contributed capital in 2010 and 2009, respectively.

     As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $90,000 and $65,000 in 2010 and 2009, respectively. The distributions reduced the Limited Partners' Adjusted Capital
     Contributions.

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(7)  Partners' Capital - (Continued)

     During 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. During 2009, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $913.70 per original $1,000 invested.

(8)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                          2010       2009

     Net  Income for Financial Reporting Purposes      $ 149,121  $ 451,390

     Depreciation for Tax Purposes Under
       Depreciation  for Financial Reporting Purposes     98,840    110,077

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes               945     18,797

     Property Expenses for Tax Purposes Under
      Expenses for Financial Reporting Purposes              267          0

     Real Estate Impairment
      Not Recognized for Tax Purposes                    218,607          0

     Gain on Sale of Real Estate for Tax Purposes
       Under Gain for Financial Reporting Purposes        (1,843)         0
                                                        ---------  ---------
           Taxable Income to Partners                  $ 465,937  $ 580,264
                                                        =========  =========


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 2010 AND 2009

(8)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported for federal income tax purposes for the years ended December
     31:
                                                           2010       2009

     Partners'Capital for Financial Reporting Purposes $10,797,302 $11,455,465

     Adjusted Tax Basis of Investments in Real Estate
      Over Net Investments in Real Estate
      for Financial Reporting Purposes                     861,191     545,587

     Income Accrued for Tax Purposes Over
       Income for Financial Reporting Purposes              37,100      36,155

     Property Expenses for Tax Purposes Under
        Expenses for Financial Reporting Purposes              267           0

     Syndication Costs Treated as Reduction
       of  Capital for Financial Reporting Purposes      2,418,726   2,418,726
                                                        ----------  ----------
     Partners' Capital for Tax Reporting Purposes      $14,114,586 $14,455,933
                                                        ==========  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

ITEM 9A.CONTROLS AND PROCEDURES.

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

       (b)  Internal Control Over Financial Reporting.

       (i) Management's Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the
Partnership's assets that could have a material effect on the financial statements.

        Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control-Integrated Framework issued by the COSO.


ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

       None.


                            PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer,
President  and  sole  director  of AFM,  the  Individual  General
Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson. Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
         (Continued)

        Robert P. Johnson, age 66, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2011. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

        Patrick W. Keene, age 51, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2011. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2010. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2010 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is based on actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management, and property sales services. The amount and nature of such payments are detailed in Item 13 of this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2011:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

        The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2010 and 2009.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

        The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2010, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

        The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2010.

Person or Entity                                       Amount Incurred From
 Receiving                    Form and Method       Inception (July 31, 1996)
Compensation                  of Compensation          To December 31, 2010

AEI Securities, Inc.  Selling Commissions equal to 8% of      $1,691,722
                      proceeds plus a 2% nonaccountable
                      expense allowance, most of which was
                      reallowed to Participating Dealers.

General Partners and  Reimbursement at Cost for other         $  762,880
Affiliates            Organization and Offering Costs.

General Partners and  Reimbursement at Cost for all           $  503,997
Affiliates            Acquisition Expenses.

General Partners and  Reimbursement at Cost for providing     $2,359,244
Affiliates            administrative services to the Fund,
                      including all expenses related to
                      management of the Fund's properties
                      and all other transfer agency,
                      reporting, partner relations and other
                      administrative functions.

General Partners and  Reimbursement at Cost for providing     $  532,196
Affiliates            services related  to  the  disposition
                      of the Fund's properties.

General Partners      3% of Net Cash Flow in any fiscal year. $  378,896


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.  (Continued)

Person or Entity                                       Amount Incurred From
 Receiving                    Form and Method       Inception (July 31, 1996)
Compensation                  of Compensation          To December 31, 2010

General Partners      1%  of distributions of Net Proceeds of $   26,004
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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2010 and 2009:

     Fee Category                             2010       2009
     Audit Fees                           $  14,770   $ 14,425
     Audit-Related Fees                           0          0
     Tax Fees                                     0          0
     All Other Fees                               0          0
                                           ---------   --------
          Total Fees                      $  14,770   $ 14,425
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

    10.1 Net Lease Agreement dated July 14, 1999 between the Partnership and ARAMARK Educational Resources, Inc. relating to the Property at 2325 County Road 90 Pearland, Texas (incorporated by reference to Exhibit 10.6 of Form 8-K filed July 26, 1999).

    10.2 Net Lease Agreement dated December 30, 2003 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Kona Restaurant Group, Inc. relating to the Property at 2033 Ken Pratt Boulevard., Longmont, Colorado (incorporated by reference to Exhibit 10.23 of Form 10-KSB filed March 30, 2004).

    10.3 Assignment and Assumption of Lease dated July 15, 2004 between the Partnership, AEI Accredited Investor Fund 2002 Limited Partnership and Transugar Limited Partnership relating to the Property at 16010 Kensington Drive, Sugar Land, Texas (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 30, 2004).

    10.4 Net Lease Agreement dated September 21, 2006 between the Partnership, AEI Income & Growth Fund XXI Limited Partnership and B.T. Woodlipp, Inc. relating to the Property at 425 Galleria Drive, Johnstown, Pennsylvania (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed November 14, 2006).

    10.5 Assignment and Assumption of Lease dated December 29, 2006 between the Partnership, AEI Income & Growth Fund 26 LLC and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 8, 2007).

    10.6 Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

    10.7  Assignment  and Assumption of Lease  dated  October  6,
    2008 between the Partnership, AEI Income & Growth Fund 24 LLC, AEI Income & Growth Fund 27 LLC and Ryan Companies US, Inc. relating to the Property at 700 North Edwards Boulevard, Lake Geneva, Wisconsin (incorporated by reference to Exhibit 10.2 of Form 8-K filed October 10, 2008).


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


                               AEI INCOME & GROWTH FUND XXII
                               Limited Partnership
                               By: AEI Fund Management XXI, Inc.
                                   Its Managing General Partner


March 25, 2011                 By: /s/ ROBERT P JOHNSON
                                       Robert P.Johnson,
                                       President and Director
                                       (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                       Date


/s/ROBERT P JOHNSON  President (Principal Executive Officer)  March 25, 2011
   Robert P. Johnson and Sole Director of Managing General
                     Partner

/s/PATRICK W KEENE   Chief Financial Officer and Treasurer    March 25, 2011
   Patrick W. Keene  (Principal Accounting Officer)