Form 10-Q
period 2011-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2011-05-13
CIK 1023458

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2011

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


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

                              INDEX


Part I - Financial Information

 Item 1.   Financial Statements (unaudited):

        Balance Sheet as of March 31, 2011 and December 31, 2010

         Statements for the Three Months ended March 31, 2011 and 2010:

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

Part II - Other Information

 Item 1. Legal Proceedings

 Item 1A. Risk Factors

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Item 3. Defaults Upon Senior Securities

 Item 5. Other Information

 Item 6. Exhibits

         Signatures

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                          BALANCE SHEET
              MARCH 31, 2011 AND DECEMBER 31, 2010

                             ASSETS

                                                      2011          2010
CURRENT ASSETS:
  Cash                                            $ 1,355,041   $   509,767

INVESTMENTS IN REAL ESTATE:
  Land                                              3,165,951     3,170,347
  Buildings and Equipment                           8,215,725     8,219,513
  Accumulated Depreciation                         (1,703,983)   (1,623,752)
                                                   -----------   -----------
                                                    9,677,693     9,766,108
  Real Estate Held for Sale                                 0       800,000
                                                   -----------   -----------
      Net Investments in Real Estate                9,677,693    10,566,108
                                                   -----------   -----------
           Total  Assets                          $11,032,734   $11,075,875
                                                   ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    28,927   $    52,734
  Distributions Payable                               189,583       190,614
  Unearned Rent                                        38,194        35,225
                                                   -----------   -----------
      Total Current Liabilities                       256,704       278,573
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                        651       (16,055)
  Limited Partners, $1,000 per Unit;
    24,000 Units authorized; 16,917 Units issued;
    15,698 Units outstanding                       10,775,379    10,813,357
                                                   -----------   -----------
      Total Partners' Capital                      10,776,030    10,797,302
                                                   -----------   -----------
       Total Liabilities and Partners' Capital    $11,032,734   $11,075,875
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                       STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31


                                                        2011         2010

RENTAL INCOME                                     $   214,468   $   212,512

EXPENSES:
  Partnership Administration - Affiliates              40,551        39,894
  Partnership Administration  and Property
     Management - Unrelated Parties                     8,040         8,955
  Depreciation                                         82,155        82,155
                                                   -----------   -----------
      Total Expenses                                  130,746       131,004
                                                   -----------   -----------

OPERATING INCOME                                       83,722        81,508

OTHER INCOME:
  Interest Income                                       2,704         1,174
                                                   -----------   -----------

INCOME FROM CONTINUING OPERATIONS                      86,426        82,682

Income from Discontinued Operations                    81,885        26,736
                                                   -----------   -----------
NET INCOME                                        $   168,311   $   109,418
                                                   ===========   ===========
NET INCOME ALLOCATED:
  General Partners                                $    21,787   $     3,283
  Limited Partners                                    146,524       106,135
                                                   -----------   -----------
                                                  $   168,311   $   109,418
                                                   ===========   ===========
INCOME PER LIMITED PARTNERSHIP UNIT:
  Continuing Operations                           $      5.34   $      5.11
  Discontinued Operations                                3.99          1.65
                                                   -----------   -----------
       Total                                      $      9.33   $      6.76
                                                   ===========   ===========
Weighted Average Units Outstanding-Basic and Diluted   15,698        15,699
                                                   ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                     STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31


                                                       2011         2010

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   168,311   $   109,418

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      82,184        89,542
     Gain on Sale of Real Estate                      (83,734)            0
     Increase in Receivables                                0       (12,056)
     Decrease in Payable to
        AEI Fund Management, Inc.                     (23,807)      (17,011)
     Increase in Unearned Rent                          2,969        10,762
                                                   -----------   -----------
       Total Adjustments                              (22,388)       71,237
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       145,923       180,655
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   889,965             0
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid to Partners                     (190,614)     (212,575)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                       845,274       (31,920)

CASH, beginning of period                             509,767       590,840
                                                   -----------   -----------
CASH, end of period                               $ 1,355,041   $   558,920
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
       STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31


                                                                 Limited
                                                               Partnership
                             General     Limited                  Units
                             Partners    Partners    Total     Outstanding


BALANCE, December 31, 2009 $ (3,616)  $11,459,081  $11,455,465   15,698.78

  Distributions Declared     (6,386)     (206,501)    (212,887)

  Net Income                  3,283       106,135      109,418
                            --------   -----------  -----------  ---------
BALANCE, March 31, 2010    $ (6,719)  $11,358,715  $11,351,996   15,698.78
                            ========   ===========  ===========  =========


BALANCE, December 31, 2010 $(16,055)  $10,813,357  $10,797,302   15,697.53

  Distributions Declared     (5,081)     (184,502)    (189,583)

  Net Income                 21,787       146,524      168,311
                            --------   -----------  -----------  ---------
BALANCE, March 31, 2011    $    651   $10,775,379  $10,776,030   15,697.53
                            ========   ===========  ===========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2011

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

(3)  Reclassification -

     Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2011 presentation. These reclassifications had no effect on Partners' capital, net income or cash flows.


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

     In November 2010, the Partnership entered into an agreement to sell the Minot store to an unrelated third party. On January 14, 2011, the sale closed with the Partnership receiving net proceeds of $881,953, which resulted in a net gain of $81,953. At December 31, 2010, the property was classified as Real Estate Held for Sale.

     In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Saraland store to an unrelated third party. On August 20,
     2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation of the interest sold was $42,439 and $11,357, respectively.

     On March 17, 2011, the Partnership sold its remaining .5877% interest in the Arby's restaurant in Homewood, Alabama to an unrelated third party. The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781. The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.


        AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(5)  Discontinued Operations - (Continued)

     During the first three months of 2011, the Partnership distributed net sale proceeds of $30,303 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.91 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     The financial results for these properties are reflected  as
     Discontinued   Operations  in  the  accompanying   financial
     statements.   The following are the results of  discontinued
     operations for the three months ended March 31:


                                             2011       2010

     Rental Income                        $     163   $ 36,361
     Property Management Expenses            (1,983)    (2,238)
     Depreciation                               (29)    (7,387)
     Gain on Disposal of Real Estate         83,734          0
                                           ---------   --------
     Income from Discontinued Operations  $  81,885   $ 26,736
                                           =========   ========

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

     The Hollywood Video store in Minot, North Dakota, with a carrying amount of $1,018,607 at June 30, 2010, was written down to its fair value of $800,000 after completing our long-lived asset valuation analysis. The fair value of the
     property   was  based  upon  comparable  sales  of   similar
     properties,  which  are considered Level  2  inputs  in  the
     valuation  hierarchy.   The resulting impairment  charge  of
     $218,607 was included in earnings for the second quarter of 2010. The property was sold on January 14, 2011.

     As of March 31, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.


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

Results of Operations

        For the three months ended March 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $214,468 and $212,512, respectively. In 2011, rental income increased due to rent increases on two properties. Based on the scheduled rent for the properties owned as of April 30, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $871,000 in 2011.

        For the three months ended March 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $40,551 and $39,894, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,040 and $8,955, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

        For the three months ended March 31, 2011 and 2010, the Partnership recognized interest income of $2,704 and $1,174, respectively. In 2011, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

        Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations. In addition, the Partnership reclassifies the prior periods' operating results of the property to discontinued operations. For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $81,885, representing gain on disposal of real estate of $83,734 and rental income of $163, which were partially offset by property management expenses and depreciation of $2,012. For the three months ended March 31, 2010, the Partnership recognized income from discontinued operations of $26,736, representing rental income less property management expenses and depreciation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

         In November 2010, the Partnership entered into an agreement to sell the Minot store to an unrelated third party. On January 14, 2011, the sale closed with the Partnership receiving net proceeds of $881,953, which resulted in a net gain of $81,953. At December 31, 2010, the property was classified as Real Estate Held for Sale.

        In February 2010, HEC closed the Saraland store and filed a motion with the bankruptcy court to reject the Lease for this property. The court approved the motion and HEC returned possession of the property to the Partnership. The Partnership listed the property for sale or lease with a real estate broker in the Saraland area. While the property was vacant, the Partnership was responsible for its 3.08% share of real estate taxes and other costs associated with maintaining the property. In May 2010, the Partnership entered into an agreement to sell its interest in the Saraland store to an unrelated third party. On August 20, 2010, the sale closed with the Partnership receiving net sale proceeds of $34,485, which resulted in a net gain of $3,403. The cost and related accumulated depreciation of the interest sold was $42,439 and $11,357, respectively.

        On March 17, 2011, the Partnership sold its remaining ..5877% interest in the Arby's restaurant in Homewood, Alabama to an unrelated third party. The Partnership received net sale
proceeds of $8,012, which resulted in a net gain of $1,781.   The
cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2011, the Partnership's cash balances increased $845,274 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2010, the Partnership's cash balances decreased $31,920 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

        Net cash provided by operating activities decreased from $180,655 in 2010 to $145,923 in 2011 as a result of a decrease in total rental and interest income in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2011.

        During the three months ended March 31, 2011, the Partnership generated cash flow from the sale of real estate of $889,965.

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

        For the three months ended March 31, 2011 and 2010, the Partnership declared distributions of $189,583 and $212,887, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net
Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $184,502 and $206,501 and the General Partners received distributions of $5,081 and $6,386 for the periods, respectively. In 2011, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

        During the first three months of 2011, the Partnership distributed net sale proceeds of $30,303 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.91 per Limited Partnership Unit. The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

       During the first three months of 2011, the Partnership did not redeem any Units from the Limited Partners. On April 1, 2010, one Limited Partner redeemed 1.25 Partnership Units for
$883 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership. As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

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

        Historically, the Partnership has sold properties at a gain and distributed the gain proceeds as part of its regular quarterly distributions, and to make special distributions on occasion. The remaining sales proceeds were reinvested in additional properties. Beginning in the fourth quarter of 2008, general economic conditions caused the volume of property sales to slow dramatically for all real estate sellers. Until such time as economic conditions allow the Partnership to begin selling properties at attractive prices, quarterly distributions will reflect the distribution of net core rental income and capital reserves, if any. Distribution rates in 2011 are expected to be consistent with distribution rates in the second half of 2010.

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


Dated:  May 12, 2011          AEI Income & Growth Fund XXII
                              Limited Partnership
                              By:  AEI Fund Management XXI, Inc.
                              Its: Managing General Partner



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