Form 10-Q
period 2011-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2011-08-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

Commission File Number:  000-24003

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1848181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2011 and December 31, 2010	3

	Statements for the Periods ended June 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash	$1,328,289	$509,767

Real Estate Held for Investment:
Land	3,165,951	3,170,347
Buildings and Equipment	8,215,725	8,219,513
Accumulated Depreciation	(1,786,138)	(1,623,752)
Real Estate Held for Investment, Net	9,595,538	9,766,108
Real Estate Held for Sale	0	800,000
Total Real Estate	9,595,538	10,566,108
Total Assets	$10,923,827	$11,075,875

LIABILITIES AND PARTNERS' CAPITAL

	June 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$14,734	$52,734
Distributions Payable	189,791	190,614
Unearned Rent	44,443	35,225
Total Current Liabilities	248,968	278,573

Partners’ Capital (Deficit):
General Partners	625	(16,055)
Limited Partners, $1,000 per Unit; 24,000 Units authorized; 16,917 Units issued; 15,698 Units outstanding	10,674,234	10,813,357
Total Partners' Capital	10,674,859	10,797,302
Total Liabilities and Partners' Capital	$10,923,827	$11,075,875

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$217,215	$212,694	$431,683	$425,206

Expenses:
Partnership Administration – Affiliates	40,001	39,223	80,552	78,483
Partnership Administration and Property Management – Unrelated Parties	8,519	7,385	16,559	16,974
Depreciation	82,155	82,155	164,310	164,310
Total Expenses	130,675	128,763	261,421	259,767

Operating Income	86,540	83,931	170,262	165,439

Other Income:
Interest Income	2,398	1,126	5,102	2,300

Income From Continuing Operations	88,938	85,057	175,364	167,739

Income (Loss) from Discontinued Operations	(318)	(199,687)	81,567	(172,951)

Net Income (Loss)	$88,620	$(114,630)	$256,931	$(5,212)

Net Income (Loss) Allocated:
General Partners	$5,264	$(3,387)	$27,051	$(104)
Limited Partners	83,356	(111,243)	229,880	(5,108)
Total	$88,620	$(114,630)	$256,931	$(5,212)

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$5.50	$5.26	$10.84	$10.36
Discontinued Operations	(0.19)	(12.35)	3.80	(10.69)
Total	$5.31	$(7.09)	$14.64	$(0.33)

Weighted Average Units Outstanding – Basic and Diluted	15,698	15,698	15,698	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$256,931	$(5,212)

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	164,339	179,084
Real Estate Impairment	0	218,607
Gain on Sale of Real Estate	(83,734)	0
(Increase) Decrease in Receivables	0	(12,056)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(38,000)	(21,735)
Increase (Decrease) in Unearned Rent	9,218	(444)
Total Adjustments	51,823	363,456
Net Cash Provided By Operating Activities	308,754	358,244

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	889,965	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(380,197)	(425,462)
Redemption Payments	0	(910)
Net Cash Used For Financing Activities	(380,197)	(426,372)

Net Increase (Decrease) in Cash	818,522	(68,128)

Cash, beginning of period	509,767	590,840

Cash, end of period	$1,328,289	$522,712

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$(3,616)	$11,459,081	$11,455,465	15,698.78

Distributions Declared	(12,773)	(412,997)	(425,770)

Redemption Payments	(27)	(883)	(910)	(1.25)

Net Income (Loss)	(104)	(5,108)	(5,212)

Balance, June 30, 2010	$(16,520)	$11,040,093	$11,023,573	15,697.53

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(10,371)	(369,003)	(379,374)

Net Income (Loss)	27,051	229,880	256,931

Balance, June 30, 2011	$625	$10,674,234	$10,674,859	15,697.53

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

(2)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the President and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

(2)  Organization – (Continued)

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations –

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

On March 17, 2011, the Partnership sold its remaining .5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

During the first six months of 2011, the Partnership distributed net sale proceeds of $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.18 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Rental Income	$0	$36,361	$163	$72,722
Property Management Expenses	(318)	(10,054)	(2,301)	(12,292)
Depreciation	0	(7,387)	(29)	(14,774)
Real Estate Impairment	0	(218,607)	0	(218,607)
Gain on Disposal of Real Estate	0	0	83,734	0
Income (Loss) from Discontinued Operations	$(318)	$(199,687)	$81,567	$(172,951)

(6)  Fair Value Measurements –

Fair value, as defined by United States Generally Accepted Accounting Principles (“US GAAP”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable. US GAAP requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

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

As of June 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains "forward-looking statements" which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters.  These, and other forward-looking statements, should be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

—	Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;
—	the federal income tax consequences of rental income, deductions, gain on sales and other items and the effects of these consequences for the Partners;
—	resolution by the General Partners of conflicts with which they may be confronted;
—	the success of the General Partners of locating properties with favorable risk return characteristics;
—	the effect of tenant defaults; and
—	the condition of the industries in which the tenants of properties owned by the Partnership operate.

Application of Critical Accounting Policies

The preparation of the Partnership’s financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of investments in real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

The Partnership purchases properties and records them in the financial statements at cost (not including acquisition expenses).  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

AEI Fund Management, Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs.  They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage.  The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Management of the Partnership has discussed the development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

For the six months ended June 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $431,683 and $425,206, respectively.  In 2011, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties owned as of July 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $871,000 in 2011.

For the six months ended June 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $80,552 and $78,483, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $16,559 and $16,974, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2011 and 2010, the Partnership recognized interest income of $5,102 and $2,300, respectively.  In 2011, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $81,567, representing gain on disposal of real estate of $83,734 and rental income of $163, which were partially offset by property management expenses and depreciation of $2,330.  For the six months ended June 30, 2010, the Partnership recognized a loss from discontinued operations of $172,951, representing a real estate impairment loss of $218,607, which was partially offset by rental income less property management expenses and depreciation of $45,656.

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

On March 17, 2011, the Partnership sold its remaining .5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2011, the Partnership's cash balances increased $818,522 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2010, the Partnership's cash balances decreased $68,128 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $358,244 in 2010 to $308,754 in 2011 as a result of a decrease in total rental and interest income in 2011, which was partially offset by a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.

During the six months ended June 30, 2011, the Partnership generated cash flow from the sale of real estate of $889,965.

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

For the six months ended June 30, 2011 and 2010, the Partnership declared distributions of $379,374 and $425,770, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $369,003 and $412,997 and the General Partners received distributions of $10,371 and $12,773 for the periods, respectively.  In 2011, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

During the first six months of 2011, the Partnership distributed net sale proceeds of $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.18 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the first six months of 2011, the Partnership did not redeem any Units from the Limited Partners.  On April 1, 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

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

ITEM 3.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including the President and Chief Financial Officer of the Managing General Partner, in a manner that allows timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting.

During the most recent period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 1A.  RISK FACTORS.

Not required for a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

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

Dated: August 12, 2011	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)