Form 10-Q
period 2011-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2011-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2011 and December 31, 2010	3

	Statements for the Periods ended September 30, 2011 and 2010:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash	$1,329,353	$509,767

Real Estate Held for Investment:
Land	2,961,846	3,170,347
Buildings and Equipment	7,476,414	8,219,513
Accumulated Depreciation	(1,507,267)	(1,623,752)
Real Estate Held for Investment, Net	8,930,993	9,766,108
Real Estate Held for Sale	582,390	800,000
Total Real Estate	9,513,383	10,566,108
Total Assets	$10,842,736	$11,075,875

LIABILITIES AND PARTNERS' CAPITAL

	September 30,	December 31,
	2011	2010
Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,934	$52,734
Distributions Payable	189,791	190,614
Unearned Rent	53,008	35,225
Total Current Liabilities	264,733	278,573

Partners’ Capital (Deficit):
General Partners	600	(16,055)
Limited Partners, $1,000 per Unit; 24,000 Units authorized; 16,917 Units issued; 15,698 Units outstanding	10,577,403	10,813,357
Total Partners' Capital	10,578,003	10,797,302
Total Liabilities and Partners' Capital	$10,842,736	$11,075,875

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$192,563	$187,394	$573,647	$562,002

Expenses:
Partnership Administration – Affiliates	37,569	41,785	118,121	120,268
Partnership Administration and Property Management – Unrelated Parties	6,788	4,046	23,233	20,308
Depreciation	74,762	74,762	224,286	224,286
Total Expenses	119,119	120,593	365,640	364,862

Operating Income	73,444	66,801	208,007	197,140

Other Income:
Interest Income	1,967	1,088	7,069	3,388

Income From Continuing Operations	75,411	67,889	215,076	200,528

Income (Loss) from Discontinued Operations	17,525	15,836	134,791	(122,015)

Net Income	$92,936	$83,725	$349,867	$78,513

Net Income Allocated:
General Partners	$5,265	$7,947	$32,316	$7,843
Limited Partners	87,671	75,778	317,551	70,670
Total	$92,936	$83,725	$349,867	$78,513

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$4.66	$4.19	$13.29	$12.39
Discontinued Operations	.92	.64	6.94	(7.89)
Total	$5.58	$4.83	$20.23	$4.50

Weighted Average Units Outstanding – Basic and Diluted	15,698	15,698	15,698	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$349,867	$78,513

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation	246,494	261,274
Real Estate Impairment	0	218,607
Gain on Sale of Real Estate	(83,734)	(3,403)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(30,800)	(28,480)
Increase (Decrease) in Unearned Rent	17,783	10,792
Total Adjustments	149,743	458,790
Net Cash Provided By Operating Activities	499,610	537,303

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	889,965	34,485

Cash Flows from Financing Activities:
Distributions Paid to Partners	(569,989)	(638,344)
Redemption Payments	0	(910)
Net Cash Used For Financing Activities	(569,989)	(639,254)

Net Increase (Decrease) in Cash	819,586	(67,466)

Cash, beginning of period	509,767	590,840

Cash, end of period	$1,329,353	$523,374

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$(3,616)	$11,459,081	$11,455,465	15,698.78

Distributions Declared	(17,260)	(598,499)	(615,759)

Redemption Payments	(27)	(883)	(910)	(1.25)

Net Income	7,843	70,670	78,513

Balance, September 30, 2010	$(13,060)	$10,930,369	$10,917,309	15,697.53

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(15,661)	(553,505)	(569,166)

Net Income	32,316	317,551	349,867

Balance, September 30, 2011	$600	$10,577,403	$10,578,003	15,697.53

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

(4)  Investments in Real Estate –

On October 21, 2011, the Partnership purchased a 28% interest in a Staples store in Clermont, Florida for $897,288.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and initial annual rent of $73,031 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations –

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

The Partnership is attempting to sell the KinderCare daycare center in Pearland, Texas.  At September 30, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $70,707 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.45 and $3.82 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental Income	$25,300	$35,942	$76,062	$159,262
Property Management Expenses	(382)	(16,081)	(2,797)	(29,085)
Depreciation	(7,393)	(7,428)	(22,208)	(36,988)
Real Estate Impairment	0	0	0	(218,607)
Gain on Disposal of Real Estate	0	3,403	83,734	3,403
Income (Loss) from Discontinued Operations	$17,525	$15,836	$134,791	$(122,015)

(7)  Fair Value Measurements –

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

As of September 30, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010, the Partnership recognized rental income from continuing operations of $573,647 and $562,002, respectively.  In 2011, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2011, the Partnership expects to recognize rental income from continuing operations of approximately $784,000 and $860,000 in 2011 and 2012, respectively.

For the nine months ended September 30, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $118,121 and $120,268, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,233 and $20,308, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2011 and 2010, the Partnership recognized interest income of $7,069 and $3,388, respectively.  In 2011, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $134,791, representing rental income less property management expenses and depreciation of $51,057 and gain on disposal of real estate of $83,734.  For the nine months ended September 30, 2010, the Partnership recognized a loss from discontinued operations of $122,015, representing a real estate impairment loss of $218,607, which was partially offset by rental income less property management expenses and depreciation of $93,189 and a gain on disposal of real estate of $3,403.

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

The Partnership is attempting to sell the KinderCare daycare center in Pearland, Texas.  At September 30, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2011, the Partnership's cash balances increased $819,586 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2010, the Partnership's cash balances decreased $67,466 as a result of distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $537,303 in 2010 to $499,610 in 2011 as a result of a decrease in total rental and interest income in 2011, which was partially offset by a decrease in Partnership administration and property management expenses in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $889,965 and $34,485, respectively.

On October 21, 2011, the Partnership purchased a 28% interest in a Staples store in Clermont, Florida for $897,288.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and initial annual rent of $73,031 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

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

For the nine months ended September 30, 2011 and 2010, the Partnership declared distributions of $569,166 and $615,759, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $553,505 and $598,499 and the General Partners received distributions of $15,661 and $17,260 for the periods, respectively.  In 2011, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

During the first nine months of 2011 and 2010, the Partnership distributed net sale proceeds of $70,707 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.45 and $3.82 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the first nine months of 2011, the Partnership did not redeem any Units from the Limited Partners.  On April 1, 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

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

Dated: November 11, 2011	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)