Form 10-K
period 2011-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2012-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2011, there were 15,675.527 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,675,527.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997.  The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  The Partnership's offering terminated January 9, 1999 when the extended offering period expired.  The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  Although it has been almost 15 years since the first admission of Limited Partners to the Partnership, the General Partners do not believe that current market conditions are particularly favorable at this time.  As a result, the General Partners do not believe that sale of properties and liquidation of the Partnership is in the best interest of the Limited Partners.  Until the economic conditions improve, it is difficult to estimate when the Partnership may be able to commence its liquidation.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership’s leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2008, the Partnership owned a significant interest in nine properties and a minor interest in five properties with a total original cost of $12,762,299.  During the years ended December 31, 2010 and 2011, the Partnership sold three property interests and received net sale proceeds of $34,485 and $889,965, which resulted in net gains of $3,403 and $83,734, respectively.  During 2011, the Partnership expended $897,288 to purchase one additional property as it reinvested cash generated from property sales.  As of December 31, 2011, the Partnership owned a significant interest in nine properties and a minor interest in three properties with a total original cost of $12,278,964.

Major Tenants

During 2011, five tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants, in aggregate, contributed 80% of total rental revenue in 2011.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2012 and future years.  The tenant of the KinderCare daycare centers will not continue to be a major tenant as one of the daycare centers was sold in January 2012.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2011.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

TGI Friday's Restaurant Greensburg, PA (.8729%)	12/10/97	$14,580		Ohio Valley Bistros, Inc.	$1,563	$39.70

KinderCare Daycare Center Pearland, TX	7/14/99	$943,416		KinderCare Learning Centers LLC	$101,199	$13.32

KinderCare Daycare Center Golden, CO (1.9962%)	9/28/00	$33,528		KinderCare Learning Centers LLC	$4,006	$23.42

KinderCare Daycare Center Plainfield, IL (.3154%)	5/14/01	$4,645		KinderCare Learning Centers LLC	$538	$19.06

Johnny Carino’s Restaurant Longmont, CO (50%)	12/30/03	$1,293,405		Kona Restaurant Group, Inc.	$74,940	$23.14

Jared Jewelry Store Sugar Land, TX (40%)	7/15/04	$1,533,966		Sterling Jewelers Inc.	$140,711	$57.53

Applebee’s Restaurant Johnstown, PA (38%)	9/21/06	$1,031,187		B.T. Woodlipp, Inc.	$79,948	$40.51

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$87,168	$19.16

Applebee’s Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$143,978	$45.62

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$108,697	$9.86

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$144,325	$14.40

Staples Store Clermont, FL (28%)	10/21/11	$897,288	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Johnny Carino’s restaurant (AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (AEI Accredited Investor Fund 2002 Limited Partnership); Applebee’s restaurant in Johnstown, Pennsylvania (AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 25 LLC); Applebee’s restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund 24 LLC); Best Buy store (AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); and Staples store (AEI Income & Growth Fund 25 LLC).  The remaining interests in the TGI Friday’s restaurant and the KinderCare daycare centers in Golden, Colorado and Plainfield, Illinois are owned by unrelated third parties.

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's property costs include the value of intangible lease assets and acquisition expenses that were expensed for book purposes.  The properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes is the same as the basis for book depreciation purposes except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2011, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK- HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2011, there were 740 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $21,367 and $22,373 were made to the General Partners and $738,006 and $784,001 were made to the Limited Partners for 2011 and 2010, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partnership distributions discussed above, the Partnership distributed net sale proceeds of $70,000 and $90,000 in 2011 and 2010, respectively.  The distributions reduced the Limited Partners' Adjusted Capital Contributions.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July are redeemed on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the last three months of 2011, the Partnership did not purchase any Units.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

Carrying Value of Properties

The carrying value of the properties is initially recorded at cost, not including acquisition expenses.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Allocation of Expenses

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

Results of Operations

For the years ended December 31, 2011 and 2010, the Partnership recognized rental income from continuing operations of $784,446 and $750,015, respectively.  In 2011, rental income increased due to additional rent received from one property acquisition in 2011 and rent increases on five properties.  Based on the scheduled rent for the properties owned as of February 29, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $860,000 in 2012.

For the years ended December 31, 2011 and 2010, the Partnership incurred Partnership administration expenses from affiliated parties of $156,809 and $167,318, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,537 and $22,306, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2011, the Partnership incurred property acquisition expenses of $18,941 related to the purchase of the Staples store.

For the years ended December 31, 2011 and 2010, the Partnership recognized interest income of $7,732 and $4,455, respectively.  In 2011, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $162,189, representing rental income less property management expenses and depreciation of $78,455 and gain on disposal of real estate of $83,734.  For the year ended December 31, 2010, the Partnership recognized a loss from discontinued operations of $116,675, representing a real estate impairment loss of $218,607, which was partially offset by rental income less property management expenses and depreciation of $98,529 and a gain on disposal of real estate of $3,403.

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

On March 17, 2011, the Partnership sold its remaining 0.5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

On January 6, 2012, the Partnership sold the KinderCare daycare center in Pearland, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $854,000, which resulted in a net gain of approximately $271,600.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2011, the Partnership's cash balances decreased $99,506 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the year ended December 31, 2010, the Partnership's cash balances decreased $81,073 as a result of distributions paid to the Partners in excess of cash generated from operating and investing activities.

Net cash provided by operating activities decreased from $713,687 in 2010 to $667,596 in 2011 as a result of a decrease in total rental and interest income in 2011 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2011.  During 2011, cash from operations was also reduced by $18,941 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2011 and 2010, the Partnership generated cash flow from the sale of real estate of $889,965 and $34,485, respectively.  During the year ended December 31, 2011, the Partnership expended $897,288 to invest in real properties as the Partnership reinvested cash generated from property sales.

On October 21, 2011, the Partnership purchased a 28% interest in a Staples store in Clermont, Florida for $897,288.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $73,031 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $759,373 and $806,374, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $738,006 and $784,001 and the General Partners received distributions of $21,367 and $22,373 for the periods, respectively.  In 2011, distributions were lower due to a decrease in the distribution rate per Unit, effective July 1, 2010.

During 2011 and 2010, the Partnership distributed net sale proceeds of $70,707 and $90,909 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.45 and $5.73 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2011, the Partnership did not redeem any Units from the Limited Partners.  During 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 70 Limited Partners redeemed 1,218.44 Partnership Units for $974,262.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last few years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of December 31, 2011 and 2010	17

Statements for the Years Ended December 31, 2011 and 2010:

Income	18

Cash Flows	19

Changes in Partners’ Capital	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2011 and 2010, and the related statements of income, cash flows and changes in partners' capital (deficit) for the years then ended.  The Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2012

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash	$410,261	$509,767

Real Estate Held for Investment:
Land	3,201,246	3,170,347
Buildings and Equipment	8,017,349	8,219,513
Acquired Intangible Lease Assets	116,953	0
Real Estate Investments, at cost	11,335,548	11,389,860
Accumulated Depreciation and Amortization	(1,588,855)	(1,623,752)
Real Estate Held for Investment, Net	9,746,693	9,766,108
Real Estate Held for Sale	582,390	800,000
Total Real Estate	10,329,083	10,566,108
Total Assets	$10,739,344	$11,075,875

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$35,544	$52,734
Distributions Payable	190,208	190,614
Unearned Rent	29,457	35,225
Total Current Liabilities	255,209	278,573

Partners’ Capital (Deficit):
General Partners	572	(16,055)
Limited Partners, $1,000 per Unit; 24,000 Units authorized; 16,917 Units issued; 15,698 Units outstanding	10,483,563	10,813,357
Total Partners' Capital	10,484,135	10,797,302
Total Liabilities and Partners' Capital	$10,739,344	$11,075,875

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010

Rental Income	$784,446	$750,015

Expenses:
Partnership Administration – Affiliates	156,809	167,318
Partnership Administration and Property Management – Unrelated Parties	26,537	22,306
Property Acquisition	18,941	0
Depreciation and Amortization	305,874	299,050
Total Expenses	508,161	488,674

Operating Income	276,285	261,341

Other Income:
Interest Income	7,732	4,455

Income from Continuing Operations	284,017	265,796

Income (Loss) from Discontinued Operations	162,189	(116,675)

Net Income	$446,206	$149,121

Net Income Allocated:
General Partners	$37,994	$9,961
Limited Partners	408,212	139,160
Total	$446,206	$149,121

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$17.54	$16.42
Discontinued Operations	8.46	(7.56)
Total	$26.00	$8.86

Weighted Average Units Outstanding – Basic and Diluted	15,698	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$446,206	$149,121

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	328,082	343,464
Real Estate Impairment	0	218,607
Gain on Sale of Real Estate	(83,734)	(3,403)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(17,190)	5,338
Increase (Decrease) in Unearned Rent	(5,768)	560
Total Adjustments	221,390	564,566
Net Cash Provided By Operating Activities	667,596	713,687

Cash Flows from Investing Activities:
Investments in Real Estate	(897,288)	0
Proceeds from Sale of Real Estate	889,965	34,485
Net Cash Provided By (Used For) Investing Activities	(7,323)	34,485

Cash Flows from Financing Activities:
Distributions Paid to Partners	(759,779)	(828,335)
Redemption Payments	0	(910)
Net Cash Used For Financing Activities	(759,779)	(829,245)

Net Increase (Decrease) in Cash	(99,506)	(81,073)

Cash, beginning of year	509,767	590,840

Cash, end of year	$410,261	$509,767

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2009	$(3,616)	$11,459,081	$11,455,465	15,698.78

Distributions Declared	(22,373)	(784,001)	(806,374)

Redemption Payments	(27)	(883)	(910)	(1.25)

Net Income	9,961	139,160	149,121

Balance, December 31, 2010	(16,055)	10,813,357	10,797,302	15,697.53

Distributions Declared	(21,367)	(738,006)	(759,373)

Net Income	37,994	408,212	446,206

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(1)  Organization –

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
DECEMBER 31, 2011 AND 2010

(1)  Organization – (Continued)

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

(2)  Summary of Significant Accounting Policies –

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

Receivables

Credit terms are extended to tenants in the normal course of business.  The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Receivables are recorded at their estimated net realizable value.  The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms.  Receivables considered uncollectible are written off.

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

Investments in Real Estate

Upon acquisition of real properties, the Partnership records them in the financial statements at cost (not including acquisition expenses).  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining terms of the respective leases.  Below market leases will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition.  If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.  For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

Prior to January 1, 2009, the Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties.  The costs were allocated to the land, buildings and equipment.  For acquisitions completed on or after January 1, 2009, acquisition-related transaction costs were expensed as incurred as a result of the Partnership adopting accounting guidance on business combinations that expands the scope of acquisition accounting.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

The buildings and equipment of the Partnership are depreciated using the straight-line method for financial reporting purposes based on estimated useful lives of 25 years and 5 years, respectively.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2011 and 2010.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(2)  Summary of Significant Accounting Policies – (Continued)

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

As of December 31, 2011, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Partnership’s financial statements.

Reclassification

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2011 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Johnny Carino’s restaurant (50% – AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (40% – AEI Accredited Investor Fund 2002 Limited Partnership); Applebee’s restaurant in Johnstown, Pennsylvania (38% – AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (65% – AEI Income & Growth Fund 25 LLC); Applebee’s restaurant in Crawfordsville, Indiana (60% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund 24 LLC); Best Buy store (33% – AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (28% – AEI Income & Growth Fund 25 LLC); and PetSmart store (34% – AEI Accredited Investor Fund V LP).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2011	2010

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $4,086 of expenses related to Discontinued Operations in 2010.	$156,809	$171,404

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(3)  Related Party Transactions – (Continued)
		2011	2010

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $2,848 and $37,727 of expenses related to Discontinued Operations in 2011 and 2010, respectively.	$29,385	$60,033

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$18,941	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$15,256	$203

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate –

The Partnership leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to four five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The TGI Friday’s restaurant was constructed and acquired in 1997.  The KinderCare daycare center in Pearland, Texas was constructed in 1997 and acquired in 1999.  The KinderCare daycare center in Golden, Colorado was constructed and acquired in 2000.  The KinderCare daycare center in Plainfield, Illinois was constructed and acquired in 2001.  The Johnny Carino’s restaurant was constructed in 1999 and acquired in 2003.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Applebee’s restaurants were constructed in 1996 and acquired in 2006.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The Best Buy store was constructed and acquired in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  There have been no costs capitalized as improvements subsequent to the acquisitions.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2011 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

TGI Friday's, Greensburg, PA	$6,439	$8,141	$14,580	$4,642
KinderCare, Golden, CO	7,684	25,844	33,528	11,632
KinderCare, Plainfield, IL	1,313	3,332	4,645	1,414
Johnny Carino’s, Longmont, CO	560,383	733,022	1,293,405	234,568
Jared Jewelry, Sugar Land, TX	503,837	1,030,129	1,533,966	307,321
Applebee’s, Johnstown, PA	264,557	766,630	1,031,187	162,269
Advance Auto Parts, Indianapolis, IN	537,914	706,259	1,244,173	142,426
Applebee’s, Crawfordsville, IN	506,030	1,350,626	1,856,656	270,125
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	231,123
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	216,511
Staples, Clermont, FL	239,400	540,935	780,335	4,508
	$3,201,246	$8,017,349	$11,218,595	$1,586,539

On October 21, 2011, the Partnership purchased a 28% interest in a Staples store in Clermont, Florida for $897,288.  The Partnership allocated $116,953 of the purchase price to Acquired Intangible Lease Assets and incurred $18,941 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $73,031 for the interest purchased.

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.

The cost of Acquired Intangible Lease Assets not held for sale and related accumulated amortization at December 31, 2011 are as follows:
	In-Place Lease	Accumulated Amortization

Acquired Intangibles (with a weighted average life of 101 months)	$116,953	$2,316

For the years ended December 31, 2011 and 2010, the amortization expense was $2,316 and $0, respectively.  For in-place leases owned as of December 31, 2011, the estimated amortization expense is $13,895 for each of the next five succeeding years.

At December 31, 2011, the Partnership owned a .8729% interest in a TGI Friday’s restaurant, a 1.9962% interest in a KinderCare daycare center in Golden, Colorado and a .3154% interest in a KinderCare daycare center in Plainfield, Illinois.  The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(4)  Investments in Real Estate – (Continued)

For properties owned as of December 31, 2011, the minimum future rent payments required by the leases are as follows:

2012	$961,059
2013	962,215
2014	925,784
2015	873,308
2016	888,022
Thereafter	4,432,654
$9,043,042

There were no contingent rents recognized in 2011 and 2010.

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2011	2010

Apple American Group.	Restaurant	$212,209	$208,303
Best Buy Stores, L.P.	Retail	144,325	144,325
Sterling Jewelers Inc.	Retail	136,873	127,919
Tractor Supply Company	Retail	108,697	102,881
KinderCare Learning Centers LLC	Child Care	105,723	105,421
Aggregate rent revenue of major tenants		$707,827	$688,849
Aggregate rent revenue of major tenants as a percentage of total rent revenue		80%	74%

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(6)  Discontinued Operations – (Continued)

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

On March 17, 2011, the Partnership sold its remaining 0.5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

On January 6, 2012, the Partnership sold the KinderCare daycare center in Pearland, Texas to an unrelated third party.  The Partnership received net sale proceeds of approximately $854,000, which resulted in a net gain of approximately $271,600.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

During 2011 and 2010, the Partnership distributed net sale proceeds of $70,707 and $90,909 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $4.45 and $5.73 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2011	2010

Rental Income	$103,511	$184,756
Property Management Expenses	(2,848)	(41,813)
Depreciation	(22,208)	(44,414)
Real Estate Impairment	0	(218,607)
Gain on Disposal of Real Estate	83,734	3,403
Income (Loss) from Discontinued Operations	$162,189	$(116,675)

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(7)  Partners’ Capital –

For the years ended December 31, 2011 and 2010, the Partnership declared distributions of $759,373 and $806,374, respectively.  The Limited Partners received distributions of $738,006 and $784,001 and the General Partners received distributions of $21,367 and $22,373 for the years, respectively.  The Limited Partners' distributions represent $47.01 and $49.94 per Limited Partnership Unit outstanding in 2011 and 2010, respectively, using 15,698 weighted average Units for both years.  The distributions represent $26.00 and $8.80 per Unit of Net Income and $21.01 and $41.14 per Unit of return of capital in 2011 and 2010, respectively.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $70,000 and $90,000 in 2011 and 2010, respectively.  The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

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

During 2011, the Partnership did not redeem any Units from the Limited Partners.  During 2010, one Limited Partner redeemed 1.25 Partnership Units for $883 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of this redemption payment and pursuant to the Partnership Agreement, the General Partners received distributions of $27 in 2010.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $909.24 per original $1,000 invested.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2011	2010

Net Income for Financial Reporting Purposes	$446,206	$149,121

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	99,296	98,840

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	(7,643)	945

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	18,941	0

Property Expenses for Tax Purposes (Over) Under Expenses for Financial Reporting Purposes	(267)	267

Real Estate Impairment Not Recognized for Tax Purposes	0	218,607

Gain/Loss on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(322,726)	(1,843)
Taxable Income to Partners	$233,807	$465,937

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2011	2010

Partners' Capital for Financial Reporting Purposes	$10,484,135	$10,797,302

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	656,702	861,191

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	29,457	37,100

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	0	267

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$13,589,020	$14,114,586

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

ITEM 9A.  CONTROLS AND PROCEDURES.  (Continued)

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 35 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 67, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2012.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 52, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2012.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2011.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2011 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2012:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.14%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	5.25%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2011 and 2010.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  The sole director of the Managing General Partner, Robert P. Johnson, is also the Individual General Partner of the registrant, and is the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2011, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2011.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2011

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$522,938

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,516,053

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$547,452

General Partners	3% of Net Cash Flow in any fiscal year.	$399,556

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$26,711

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2011 and 2010:

Fee Category	2011	2010

Audit Fees	$14,961	$14,770
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$14,961	$14,770

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services of Independent Auditors

Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 15.

(a) (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes.

(a) (3) The Exhibits filed in response to Item 601 of Regulation S-K are listed below.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.  (Continued)

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

10.4
Assignment and Assumption of Lease dated December 29, 2006 between the Partnership, AEI Income & Growth Fund 26 LLC and AEI Fund Management XVII, Inc. relating to the Property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 8, 2007).

10.5
Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

10.6
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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2012	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2012
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2012
Patrick W. Keene	(Principal Accounting Officer)

Page  of 44