Form 10-Q
period 2012-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2012-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2012 and December 31, 2011	3

	Statements for the Three Months ended March 31, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash	$473,302	$410,261

Real Estate Held for Investment:
Land	3,532,249	3,201,246
Buildings and Equipment	8,268,221	8,017,349
Acquired Intangible Lease Assets	321,405	116,953
Real Estate Investments, at cost	12,121,875	11,335,548
Accumulated Depreciation and Amortization	(1,659,630)	(1,588,855)
Real Estate Held for Investment, Net	10,462,245	9,746,693
Real Estate Held for Sale	0	582,390
Total Real Estate	10,462,245	10,329,083
Total Assets	$10,935,547	$10,739,344

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$53,882	$35,544
Distributions Payable	190,208	190,208
Unearned Rent	52,015	29,457
Total Current Liabilities	296,105	255,209

Partners’ Capital:
General Partners	2,755	572
Limited Partners, $1,000 per Unit; 24,000 Units authorized; 16,917 Units issued; 15,698 Units outstanding	10,636,687	10,483,563
Total Partners' Capital	10,639,442	10,484,135
Total Liabilities and Partners' Capital	$10,935,547	$10,739,344

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011

Rental Income	$216,455	$188,044

Expenses:
Partnership Administration – Affiliates	40,121	40,551
Partnership Administration and Property Management – Unrelated Parties	9,642	7,840
Property Acquisition	18,928	0
Depreciation and Amortization	83,821	74,470
Total Expenses	152,512	122,861

Operating Income	63,943	65,183

Other Income:
Interest Income	1,275	2,704

Income From Continuing Operations	65,218	67,887

Income from Discontinued Operations	280,297	100,424

Net Income	$345,515	$168,311

Net Income Allocated:
General Partners	$7,889	$21,787
Limited Partners	337,626	146,524
Total	$345,515	$168,311

Income per Limited Partnership Unit:
Continuing Operations	$4.03	$4.19
Discontinued Operations	17.48	5.14
Total	$21.51	$9.33

Weighted Average Units Outstanding – Basic and Diluted	15,698	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$345,515	$168,311

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	83,821	82,184
Gain on Sale of Real Estate	(278,651)	(83,734)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	18,338	(23,807)
Increase (Decrease) in Unearned Rent	22,558	2,969
Total Adjustments	(153,934)	(22,388)
Net Cash Provided By Operating Activities	191,581	145,923

Cash Flows from Investing Activities:
Investments in Real Estate	(824,500)	0
Proceeds from Sale of Real Estate	886,168	889,965
Net Cash Provided By Investing Activities	61,668	889,965

Cash Flows from Financing Activities:
Distributions Paid to Partners	(190,208)	(190,614)

Net Increase (Decrease) in Cash	63,041	845,274

Cash, beginning of period	410,261	509,767

Cash, end of period	$473,302	$1,355,041

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(5,081)	(184,502)	(189,583)

Net Income	21,787	146,524	168,311

Balance, March 31, 2011	$651	$10,775,379	$10,776,030	15,697.53

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(5,706)	(184,502)	(190,208)

Net Income	7,889	337,626	345,515

Balance, March 31, 2012	$2,755	$10,636,687	$10,639,442	15,697.53

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2012 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Real Estate Held for Investment –

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The Partnership allocated $204,452 of the purchase price to Acquired Intangible Lease Assets and incurred $18,928 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Discontinued Operations –

In November 2010, the Partnership entered into an agreement to sell the Hollywood Video store in Minot, North Dakota to an unrelated third party.  On January 14, 2011, the sale closed with the Partnership receiving net proceeds of $881,953, which resulted in a net gain of $81,953.  At the time of sale, the cost and related accumulated depreciation was $1,111,393 and $311,393, respectively.

On March 17, 2011, the Partnership sold its remaining 0.5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

On January 6, 2012, the Partnership sold the KinderCare daycare center in Pearland, Texas to an unrelated third party.  The Partnership received net sale proceeds of $859,968, which resulted in a net gain of $277,578.  At the time of sale, the cost and related accumulated depreciation was $943,416 and $361,026, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

On February 3, 2012, the Partnership sold its remaining interests in the KinderCare daycare centers in Golden, Colorado, and Plainfield, Illinois to an unrelated third party.  The Partnership received total net sale proceeds of $26,200, which resulted in a net gain of $1,073.  The cost and related accumulated depreciation of the interests sold was $38,173 and $13,046, respectively.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2012	2011

Rental Income	$1,765	$26,587
Property Management Expenses	(119)	(2,183)
Depreciation	0	(7,714)
Gain on Disposal of Real Estate	278,651	83,734
Income from Discontinued Operations	$280,297	$100,424

(7)  Fair Value Measurements –

As of March 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $216,455 and $188,044, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on four properties.  Based on the scheduled rent for the properties owned as of April 30, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $907,000 in 2012.

For the three months ended March 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $40,121 and $40,551, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,642 and $7,840, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012, the Partnership incurred property acquisition expenses of $18,928 related to the purchase of the PetSmart store in Galveston, Texas.

For the three months ended March 31, 2012 and 2011, the Partnership recognized interest income of $1,275 and $2,704, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $280,297, representing rental income less property management expenses of $1,646 and gain on disposal of real estate of $278,651.  For the three months ended March 31, 2011, the Partnership recognized income from discontinued operations of $100,424, representing rental income less property management expenses and depreciation of $16,690 and gain on disposal of real estate of $83,734.

In November 2010, the Partnership entered into an agreement to sell the Hollywood Video store in Minot, North Dakota to an unrelated third party.  On January 14, 2011, the sale closed with the Partnership receiving net proceeds of $881,953, which resulted in a net gain of $81,953.  At the time of sale, the cost and related accumulated depreciation was $1,111,393 and $311,393, respectively.

On March 17, 2011, the Partnership sold its remaining 0.5877% interest in the Arby’s restaurant in Homewood, Alabama to an unrelated third party.  The Partnership received net sale proceeds of $8,012, which resulted in a net gain of $1,781.  The cost and related accumulated depreciation of the interest sold was $8,184 and $1,953, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On January 6, 2012, the Partnership sold the KinderCare daycare center in Pearland, Texas to an unrelated third party.  The Partnership received net sale proceeds of $859,968, which resulted in a net gain of $277,578.  At the time of sale, the cost and related accumulated depreciation was $943,416 and $361,026, respectively.  At December 31, 2011, the property was classified as Real Estate Held for Sale with a carrying value of $582,390.

On February 3, 2012, the Partnership sold its remaining interests in the KinderCare daycare centers in Golden, Colorado, and Plainfield, Illinois to an unrelated third party.  The Partnership received total net sale proceeds of $26,200, which resulted in a net gain of $1,073.  The cost and related accumulated depreciation of the interests sold was $38,173 and $13,046, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, the Partnership's cash balances increased $63,041 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash used to purchase property.  During the three months ended March 31, 2011, the Partnership's cash balances increased $845,274 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $145,923 in 2011 to $191,581 in 2012 as a result of an increase in total rental and interest income in 2012, a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $18,928 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $886,168 and $889,965, respectively.  During the three months ended March 31, 2012, the Partnership expended $824,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the three months ended March 31, 2012 and 2011, the Partnership declared distributions of $190,208 and $189,583, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $184,502 and $184,502 and the General Partners received distributions of $5,706 and $5,081 for the periods, respectively.

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

During the three months ended March 31, 2012 and the year ended December 31, 2011, the Partnership did not redeem any Units from the Limited Partners.  In prior years, a total of 71 Limited Partners redeemed 1,219.69 Partnership Units for $975,145 in accordance with the Partnership Agreement.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

Dated: May 14, 2012	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)