Form 10-Q
period 2012-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2012-08-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2012 and December 31, 2011	3

	Statements for the Periods ended June 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash	$362,617	$410,261

Real Estate Held for Investment:
Land	3,525,810	3,201,246
Buildings and Equipment	8,260,080	8,017,349
Acquired Intangible Lease Assets	321,405	116,953
Real Estate Investments, at cost	12,107,295	11,335,548
Accumulated Depreciation and Amortization	(1,744,390)	(1,588,855)
Real Estate Held for Investment, Net	10,362,905	9,746,693
Real Estate Held for Sale	0	582,390
Total Real Estate	10,362,905	10,329,083
Total Assets	$10,725,522	$10,739,344

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$8,701	$35,544
Distributions Payable	188,957	190,208
Unearned Rent	45,831	29,457
Total Current Liabilities	243,489	255,209

Partners’ Capital:
General Partners	2,698	572
Limited Partners: 24,000 Units authorized; 16,917 Units issued; 15,618 and 15,698 Units outstanding in 2012 and 2011, respectively	10,479,335	10,483,563
Total Partners' Capital	10,482,033	10,484,135
Total Liabilities and Partners' Capital	$10,725,522	$10,739,344

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$228,483	$190,397	$444,543	$378,050

Expenses:
Partnership Administration – Affiliates	38,921	40,001	79,042	80,552
Partnership Administration and Property Management – Unrelated Parties	11,143	8,286	20,785	16,126
Property Acquisition	2,629	0	21,557	0
Depreciation and Amortization	88,093	74,390	171,834	148,780
Total Expenses	140,786	122,677	293,218	245,458

Operating Income	87,697	67,720	151,325	132,592

Other Income:
Interest Income	303	2,398	1,578	5,102

Income From Continuing Operations	88,000	70,118	152,903	137,694

Income (Loss) from Discontinued Operations	(1,764)	18,502	278,848	119,237

Net Income	$86,236	$88,620	$431,751	$256,931

Net Income Allocated:
General Partners	$6,041	$5,264	$13,930	$27,051
Limited Partners	80,195	83,356	417,821	229,880
Total	$86,236	$88,620	$431,751	$256,931

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$5.47	$4.33	$9.47	$8.51
Discontinued Operations	(.34)	.98	17.21	6.13
Total	$5.13	$5.31	$26.68	$14.64

Weighted Average Units Outstanding – Basic and Diluted	15,618	15,698	15,658	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$431,751	$256,931

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	173,343	164,339
Gain on Sale of Real Estate	(276,394)	(83,734)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(26,843)	(38,000)
Increase (Decrease) in Unearned Rent	16,374	9,218
Total Adjustments	(113,520)	51,823
Net Cash Provided By Operating Activities	318,231	308,754

Cash Flows from Investing Activities:
Investments in Real Estate	(824,500)	0
Proceeds from Sale of Real Estate	893,729	889,965
Net Cash Provided By Investing Activities	69,229	889,965

Cash Flows from Financing Activities:
Distributions Paid to Partners	(380,416)	(380,197)
Redemption Payments	(54,688)	0
Net Cash Used For Financing Activities	(435,104)	(380,197)

Net Increase (Decrease) in Cash	(47,644)	818,522

Cash, beginning of period	410,261	509,767

Cash, end of period	$362,617	$1,328,289

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(10,371)	(369,003)	(379,374)

Net Income	27,051	229,880	256,931

Balance, June 30, 2011	$625	$10,674,234	$10,674,859	15,697.53

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(10,163)	(369,002)	(379,165)

Redemption Payments	(1,641)	(53,047)	(54,688)	(79.33)

Net Income	13,930	417,821	431,751

Balance, June 30, 2012	$2,698	$10,479,335	$10,482,033	15,618.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The Partnership allocated $204,452 of the purchase price to Acquired Intangible Lease Assets and incurred $21,557 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

On May 10, 2012, the Partnership sold its remaining 0.8729% interest in the TGI Friday’s restaurant in Greensburg, Pennsylvania to an unrelated third party.  The Partnership received net sale proceeds of $7,561, which resulted in a net loss of $2,257.  The cost and related accumulated depreciation of the interest sold was $14,580 and $4,762, respectively.

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $60,606 and $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.84 and $3.18 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental Income	$653	$26,818	$2,813	$53,796
Property Management Expenses	(120)	(551)	(239)	(2,734)
Depreciation	(40)	(7,765)	(120)	(15,559)
Gain (Loss) on Disposal of Real Estate	(2,257)	0	276,394	83,734
Income (Loss) from Discontinued Operations	$(1,764)	$18,502	$278,848	$119,237

(7)  Fair Value Measurements –

As of June 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the six months ended June 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $444,543 and $378,050, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on four properties.  Based on the scheduled rent for the properties owned as of July 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $906,000 in 2012.

For the six months ended June 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $79,042 and $80,552, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $20,785 and $16,126, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2012, the Partnership incurred property acquisition expenses of $21,557 related to the purchase of the PetSmart store in Galveston, Texas.

For the six months ended June 30, 2012 and 2011, the Partnership recognized interest income of $1,578 and $5,102, respectively.  In 2012, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $278,848, representing rental income less property management expenses and depreciation of $2,454 and gain on disposal of real estate of $276,394.  For the six months ended June 30, 2011, the Partnership recognized income from discontinued operations of $119,237, representing rental income less property management expenses and depreciation of $35,503 and gain on disposal of real estate of $83,734.

In November 2010, the Partnership entered into an agreement to sell the Hollywood Video store in Minot, North Dakota to an unrelated third party.  On January 14, 2011, the sale closed with the Partnership receiving net proceeds of $881,953, which resulted in a net gain of $81,953.  At the time of sale, the cost and related accumulated depreciation was $1,111,393 and $311,393, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

On May 10, 2012, the Partnership sold its remaining 0.8729% interest in the TGI Friday’s restaurant in Greensburg, Pennsylvania to an unrelated third party.  The Partnership received net sale proceeds of $7,561, which resulted in a net loss of $2,257.  The cost and related accumulated depreciation of the interest sold was $14,580 and $4,762, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2012, the Partnership's cash balances decreased $47,644 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the six months ended June 30, 2011, the Partnership's cash balances increased $818,522 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $308,754 in 2011 to $318,231 in 2012 as a result of an increase in total rental and interest income in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012, cash from operations was reduced by $21,557 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $893,729 and $889,965, respectively.  During the six months ended June 30, 2012, the Partnership expended $824,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the six months ended June 30, 2012 and 2011, the Partnership declared distributions of $379,165 and $379,374, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $369,002 and $369,003 and the General Partners received distributions of $10,163 and $10,371 for the periods, respectively.

During the first six months of 2012 and 2011, the Partnership distributed net sale proceeds of $60,606 and $50,505 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.84 and $3.18 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2012, six Limited Partners redeemed a total of 79.33 Partnership Units for $53,047 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  During the first six months of 2011, the Partnership did not redeem any Units from the Limited Partners.  In prior years, a total of 71 Limited Partners redeemed 1,219.69 Partnership Units for $975,145 in accordance with the Partnership Agreement.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/12 to 4/30/12	79.33	$668.70	1,299.02(1)	(2)

5/1/12 to 5/31/12	--	--	--	--

6/1/12 to 6/30/12	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2012	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)