Form 10-Q
period 2012-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2012-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2012 and December 31, 2011	3

	Statements for the Periods ended September 30, 2012 and 2011:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash	$325,155	$410,261

Real Estate Held for Investment:
Land	3,021,973	3,201,246
Buildings and Equipment	7,229,951	8,017,349
Acquired Intangible Lease Assets	321,405	116,953
Real Estate Investments, at cost	10,573,329	11,335,548
Accumulated Depreciation and Amortization	(1,497,351)	(1,588,855)
Real Estate Held for Investment, Net	9,075,978	9,746,693
Real Estate Held for Sale	1,195,742	582,390
Total Real Estate	10,271,720	10,329,083
Total Assets	$10,596,875	$10,739,344

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$12,985	$35,544
Distributions Payable	188,662	190,208
Unearned Rent	6,086	29,457
Total Current Liabilities	207,733	255,209

Partners’ Capital:
General Partners	2,670	572
Limited Partners: 24,000 Units authorized; 16,917 Units issued; 15,618 and 15,698 Units outstanding in 2012 and 2011, respectively	10,386,472	10,483,563
Total Partners' Capital	10,389,142	10,484,135
Total Liabilities and Partners' Capital	$10,596,875	$10,739,344

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$192,610	$155,858	$566,798	$467,391

Expenses:
Partnership Administration – Affiliates	36,187	37,569	115,229	118,121
Partnership Administration and Property Management – Unrelated Parties	6,727	6,696	27,345	22,699
Property Acquisition	0	0	21,557	0
Depreciation and Amortization	78,802	64,089	230,034	192,267
Total Expenses	121,716	108,354	394,165	333,087

Operating Income	70,894	47,504	172,633	134,304

Other Income:
Interest Income	238	1,967	1,816	7,069

Income From Continuing Operations	71,132	49,471	174,449	141,373

Income from Discontinued Operations	24,639	43,465	353,073	208,494

Net Income	$95,771	$92,936	$527,522	$349,867

Net Income Allocated:
General Partners	$5,632	$5,265	$19,562	$32,316
Limited Partners	90,139	87,671	507,960	317,551
Total	$95,771	$92,936	$527,522	$349,867

Income per Limited Partnership Unit:
Continuing Operations	$4.42	$3.06	$10.82	$8.74
Discontinued Operations	1.35	2.52	21.65	11.49
Total	$5.77	$5.58	$32.47	$20.23

Weighted Average Units Outstanding – Basic and Diluted	15,618	15,698	15,645	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2012	2011
Cash Flows from Operating Activities:
Net Income	$527,522	$349,867

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	264,528	246,494
Gain on Sale of Real Estate	(276,394)	(83,734)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(22,559)	(30,800)
Increase (Decrease) in Unearned Rent	(23,371)	17,783
Total Adjustments	(57,796)	149,743
Net Cash Provided By Operating Activities	469,726	499,610

Cash Flows from Investing Activities:
Investments in Real Estate	(824,500)	0
Proceeds from Sale of Real Estate	893,729	889,965
Net Cash Provided By Investing Activities	69,229	889,965

Cash Flows from Financing Activities:
Distributions Paid to Partners	(569,373)	(569,989)
Redemption Payments	(54,688)	0
Net Cash Used For Financing Activities	(624,061)	(569,989)

Net Increase (Decrease) in Cash	(85,106)	819,586

Cash, beginning of period	410,261	509,767

Cash, end of period	$325,155	$1,329,353

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(15,661)	(553,505)	(569,166)

Net Income	32,316	317,551	349,867

Balance, September 30, 2011	$600	$10,577,403	$10,578,003	15,697.53

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(15,823)	(552,004)	(567,827)

Redemption Payments	(1,641)	(53,047)	(54,688)	(79.33)

Net Income	19,562	507,960	527,522

Balance, September 30, 2012	$2,670	$10,386,472	$10,389,142	15,618.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

(4)  Real Estate Held for Investment –

On October 21, 2011, the Partnership purchased a 28% interest in a Staples store in Clermont, Florida for $897,288.  The Partnership allocated $116,953 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles. The Partnership incurred $18,941 of acquisition expenses related to the purchase that were expensed.  The property is leased to Staples the Office Superstore East, Inc. under a Lease Agreement with a remaining primary term of 8.4 years (as of the date of purchase) and annual rent of $73,031 for the interest purchased.  The remaining interest in the property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The Partnership allocated $204,452 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $121,149 and above-market lease intangibles of $83,303. The Partnership incurred $21,557 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

For the nine months ended September 30, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $15,470 and $0, respectively, and the decrease to rental income for above-market leases was $3,471 and $0, respectively.  For lease intangibles owned as of September 30, 2012, the weighted average remaining life is 115 months, the estimated amortization expense for in-place lease intangibles is $26,010 and the estimated decrease to rental income for above-market leases is $8,330 for each of the next five succeeding years.

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

The Partnership is attempting to sell its 40% interest in the Jared Jewelry store in Sugarland, Texas.  At September 30, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $1,195,742.

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $60,606 and $70,707 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.84 and $4.45 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Rental Income	$35,178	$62,005	$108,346	$182,318
Property Management Expenses	(238)	(474)	(644)	(3,331)
Depreciation	(10,301)	(18,066)	(31,023)	(54,227)
Gain on Disposal of Real Estate	0	0	276,394	83,734
Income from Discontinued Operations	$24,639	$43,465	$353,073	$208,494

(7)  Fair Value Measurements –

As of September 30, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2012 and 2011, the Partnership recognized rental income from continuing operations of $566,798 and $467,391, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of October 31, 2012, the Partnership expects to recognize rental income from continuing operations of approximately $765,000 and $780,000 in 2012 and 2013, respectively.

For the nine months ended September 30, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $115,229 and $118,121, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,345 and $22,699, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $21,557 related to the purchase of the PetSmart store in Galveston, Texas.

For the nine months ended September 30, 2012 and 2011, the Partnership recognized interest income of $1,816 and $7,069, respectively.  In 2012, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $353,073, representing rental income less property management expenses and depreciation of $76,679 and gain on disposal of real estate of $276,394.  For the nine months ended September 30, 2011, the Partnership recognized income from discontinued operations of $208,494, representing rental income less property management expenses and depreciation of $124,760 and gain on disposal of real estate of $83,734.

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

The Partnership is attempting to sell its 40% interest in the Jared Jewelry store in Sugarland, Texas.  At September 30, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $1,195,742.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2012, the Partnership's cash balances decreased $85,106 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the nine months ended September 30, 2011, the Partnership's cash balances increased $819,586 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $499,610 in 2011 to $469,726 in 2012 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by an increase in total rental and interest income in 2012.  During 2012, cash from operations was also reduced by $21,557 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $893,729 and $889,965, respectively.  During the nine months ended September 30, 2012, the Partnership expended $824,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the nine months ended September 30, 2012 and 2011, the Partnership declared distributions of $567,827 and $569,166, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $552,004 and $553,505 and the General Partners received distributions of $15,823 and $15,661 for the periods, respectively.

During the first nine months of 2012 and 2011, the Partnership distributed net sale proceeds of $60,606 and $70,707 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $3.84 and $4.45 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Dated: November 12, 2012	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)