Form 10-K
period 2012-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2013-04-01
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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
☐ Yes    ☒ No

As of June 30, 2012, there were 15,596.198 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,596,198.

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

The Partnership's properties were purchased without any indebtedness.  The Partnership will not finance properties in the future to obtain proceeds for new property acquisitions.  If it is required to do so, the Partnership may incur short-term indebtedness, which may be secured by a portion of the Partnership's properties, to finance day-to-day cash flow requirements (including cash flow necessary to repurchase Units).  The amount of borrowings that may be secured by the properties is limited in the aggregate to 10% of the purchase price of all properties.  The Partnership will not incur borrowings to pay distributions and will not incur borrowings while there is cash available for distributions.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  By the end of 2013, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote on whether to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets within 24 months.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership’s leases.  The properties are leased to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2009, the Partnership owned a significant interest in nine properties and a minor interest in five properties with a total cost of $12,762,299.  During the years ended December 31, 2010, 2011 and 2012, the Partnership sold eight property interests and received net sale proceeds of $34,485, $889,965 and $1,396,648, which resulted in net gains of $3,403, $83,734 and $476,312, respectively.  During 2011 and 2012, the Partnership expended $897,288 and $824,500 to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2012, the Partnership owned a significant interest in nine properties with a total cost of $11,718,588.

Major Tenants

During 2012, four tenants each contributed more than ten percent of the Partnership's total rental revenue.  The major tenants, in aggregate, contributed 68% of total rental revenue in 2012.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant, with one exception, will continue to contribute more than ten percent of rental income in 2013 and future years.  The tenant of the Jared Jewelry store will not continue to be a major tenant as the Partnership sold its remaining interest in the property in 2013.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2012.
Property	Purchase Date	Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Longmont, CO (50%)	12/30/03	$1,293,405		Kona Restaurant Group, Inc.	$76,064	$23.48

Jared Jewelry Store Sugar Land, TX (29.864%)	7/15/04	$1,145,259		Sterling Jewelers Inc.	$105,055	$57.53

Applebee’s Restaurant Johnstown, PA (38%)	9/21/06	$1,031,187		B.T. Woodlipp, Inc.	$79,948	$40.51

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$87,168	$19.16

Applebee’s Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$143,978	$45.62

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$108,697	$9.86

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$144,325	$14.40

Staples Store Clermont, FL (28%)	10/21/11	$897,288	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$65,560	$14.97

(1)  Does not include acquisition costs that were expensed.

ITEM 2.  PROPERTIES.  (Continued)

The properties listed above with a partial ownership percentage are owned with the following affiliated entities and/or unrelated third parties:  Johnny Carino’s restaurant (AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (AEI Accredited Investor Fund 2002 Limited Partnership); Applebee’s restaurant in Johnstown, Pennsylvania (AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (AEI Income & Growth Fund 25 LLC); Applebee’s restaurant in Crawfordsville, Indiana (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund 24 LLC); Best Buy store (AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (AEI Income & Growth Fund 25 LLC); and PetSmart store (AEI Accredited Investor Fund V LP).

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

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

Pursuant to the lease agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy.  The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased after January 1, 2009.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2012, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2012, there were 727 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $21,066 and $21,367 were made to the General Partners and $735,003 and $738,006 were made to the Limited Partners for 2012 and 2011, respectively.  The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $80,000 and $70,000 in 2012 and 2011, respectively.  The distributions reduced the Limited Partners' Adjusted Capital Contributions.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/12 to 10/31/12	7.00	$678.60	1,306.02(1)	(2)

11/1/12 to 11/30/12	--	--	--	--

12/1/12 to 12/31/12	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2012 and 2011, the Partnership recognized rental income from continuing operations of $759,408 and $641,486, respectively.  In 2012, rental income increased due to additional rent received from two property acquisitions in 2011 and 2012 and rent increases on three properties.  Based on the scheduled rent for the properties owned as of February 28, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $771,000 in 2013.

For the years ended December 31, 2012 and 2011, the Partnership incurred Partnership administration expenses from affiliated parties of $148,857 and $156,809, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,946 and $25,877, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2012, the Partnership incurred property acquisition expenses of $22,645 related to the purchase of the PetSmart store in Galveston, Texas.  For the year ended December 31, 2011, the Partnership incurred property acquisition expenses of $18,941 related to the purchase of the Staples store in Clermont, Florida.

For the years ended December 31, 2012 and 2011, the Partnership recognized interest income of $2,081 and $7,732, respectively.  In 2012, interest income decreased due to the Partnership having less money invested in a money market account due to property acquisitions.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $586,525, representing rental income less property management expenses and depreciation of $110,213 and gain on disposal of real estate of $476,312.  For the year ended December 31, 2011, the Partnership recognized income from discontinued operations of $261,797, representing rental income less property management expenses and depreciation of $178,063 and gain on disposal of real estate of $83,734.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In December 2012, the Partnership sold 10.136% of the Jared Jewelry store in Sugarland, Texas, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $502,919, which resulted in a net gain of $199,918.  The cost and related accumulated depreciation of the interests sold was $388,707 and $85,706, respectively.

Subsequent to December 31, 2012, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $1,488,000, which resulted in a net gain of approximately $595,300.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

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

Liquidity and Capital Resources

During the year ended December 31, 2012, the Partnership's cash balances increased $489,649 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the year ended December 31, 2011, the Partnership's cash balances decreased $99,506 as a result of cash used to purchase property and distributions paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities increased from $667,596 in 2011 to $735,121 in 2012 as a result of an increase in total rental and interest income in 2012, a decrease in Partnership administration and property management expenses in 2012 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2012 and 2011, cash from operations was reduced by $22,645 and $18,941, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2012 and 2011, the Partnership generated cash flow from the sale of real estate of $1,396,648 and $889,965, respectively.  During the same periods, the Partnership expended $824,500 and $897,288, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $756,069 and $759,373, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $735,003 and $738,006 and the General Partners received distributions of $21,066 and $21,367 for the years, respectively.

During 2012 and 2011, the Partnership distributed net sale proceeds of $80,808 and $70,707 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.12 and $4.45 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During 2012, seven Limited Partners redeemed a total of 86.33 Partnership Units for $57,798 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  During 2011, the Partnership did not redeem any Units from the Limited Partners.  In prior years, a total of 71 Limited Partners redeemed 1,219.69 Partnership Units for $975,145.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,787 in 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of December 31, 2012 and 2011	17

Statements for the Years Ended December 31, 2012 and 2011:

Income	18

Cash Flows	19

Changes in Partners’ Capital (Deficit)	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2012 and 2011, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2013

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash	$899,910	$410,261

Real Estate Held for Investment:
Land	3,021,973	3,201,246
Buildings and Equipment	7,229,951	8,017,349
Acquired Intangible Lease Assets	321,405	116,953
Real Estate Investments, at cost	10,573,329	11,335,548
Accumulated Depreciation and Amortization	(1,578,235)	(1,588,855)
Real Estate Held for Investment, Net	8,995,094	9,746,693
Real Estate Held for Sale	892,741	582,390
Total Real Estate	9,887,835	10,329,083
Total Assets	$10,787,745	$10,739,344

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$87,233	$35,544
Distributions Payable	188,242	190,208
Unearned Rent	9,058	29,457
Total Current Liabilities	284,533	255,209

Partners’ Capital:
General Partners	4,649	572
Limited Partners – 24,000 Units authorized; 15,611 and 15,698 Units issued and outstanding in 2012 and 2011, respectively	10,498,563	10,483,563
Total Partners' Capital	10,503,212	10,484,135
Total Liabilities and Partners' Capital	$10,787,745	$10,739,344

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2012	2011

Rental Income	$759,408	$641,486

Expenses:
Partnership Administration – Affiliates	148,857	156,809
Partnership Administration and Property Management – Unrelated Parties	32,946	25,877
Property Acquisition	22,645	18,941
Depreciation and Amortization	308,835	263,182
Total Expenses	513,283	464,809

Operating Income	246,125	176,677

Other Income:
Interest Income	2,081	7,732

Income from Continuing Operations	248,206	184,409

Income from Discontinued Operations	586,525	261,797

Net Income	$834,731	$446,206

Net Income Allocated:
General Partners	$26,930	$37,994
Limited Partners	807,801	408,212
Total	$834,731	$446,206

Income per Limited Partnership Unit:
Continuing Operations	$15.40	$11.39
Discontinued Operations	36.26	14.61
Total – Basic and Diluted	$51.66	$26.00

Weighted Average Units Outstanding – Basic and Diluted	15,636	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2012	2011

Cash Flows from Operating Activities:
Net Income	$834,731	$446,206

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	345,412	328,082
Gain on Sale of Real Estate	(476,312)	(83,734)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	51,689	(17,190)
Increase (Decrease) in Unearned Rent	(20,399)	(5,768)
Total Adjustments	(99,610)	221,390
Net Cash Provided By Operating Activities	735,121	667,596

Cash Flows from Investing Activities:
Investments in Real Estate	(824,500)	(897,288)
Proceeds from Sale of Real Estate	1,396,648	889,965
Net Cash Provided By (Used For) Investing Activities	572,148	(7,323)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(758,035)	(759,779)
Redemption Payments	(59,585)	0
Net Cash Used For Financing Activities	(817,620)	(759,779)

Net Increase (Decrease) in Cash	489,649	(99,506)

Cash, beginning of year	410,261	509,767

Cash, end of year	$899,910	$410,261

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2010	$(16,055)	$10,813,357	$10,797,302	15,697.53

Distributions Declared	(21,367)	(738,006)	(759,373)

Net Income	37,994	408,212	446,206

Balance, December 31, 2011	572	10,483,563	10,484,135	15,697.53

Distributions Declared	(21,066)	(735,003)	(756,069)

Redemption Payments	(1,787)	(57,798)	(59,585)	(86.33)

Net Income	26,930	807,801	834,731

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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
DECEMBER 31, 2012 AND 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

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
DECEMBER 31, 2012 AND 2011

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2009, and with few exceptions, is no longer subject to state tax examinations for tax years before 2009.

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
DECEMBER 31, 2012 AND 2011

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2012 and 2011.

Fair Value Measurements

As of December 31, 2012, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Johnny Carino’s restaurant (50% – AEI Accredited Investor Fund 2002 Limited Partnership); Jared Jewelry store (29.864% – AEI Accredited Investor Fund 2002 Limited Partnership and unrelated third parties); Applebee’s restaurant in Johnstown, Pennsylvania (38% – AEI Income & Growth Fund XXI Limited Partnership); Advance Auto Parts store (65% – AEI Income & Growth Fund 25 LLC); Applebee’s restaurant in Crawfordsville, Indiana (60% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund 24 LLC); Best Buy store (33% – AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (28% – AEI Income & Growth Fund 25 LLC); and PetSmart store (34% – AEI Accredited Investor Fund V LP).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2012	2011

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$148,857	$156,809

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $644 and $3,508 of expenses related to Discontinued Operations in 2012 and 2011, respectively.	$33,590	$29,385

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$22,645	$18,941

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$32,648	$15,256

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment –

The Partnership leases its properties to various tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

The Partnership's properties are commercial, single-tenant buildings.  The Johnny Carino’s restaurant was constructed in 1999 and acquired in 2003.  The Jared Jewelry store was constructed in 2001 and acquired in 2004.  The Applebee’s restaurants were constructed in 1996 and acquired in 2006.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The Best Buy store was constructed and acquired in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The PetSmart store was constructed and acquired in 2012.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2012 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Johnny Carino’s, Longmont, CO	$560,383	$733,022	$1,293,405	$263,889
Applebee’s, Johnstown, PA	264,557	766,630	1,031,187	192,934
Advance Auto Parts, Indianapolis, IN	537,914	706,259	1,244,173	170,676
Applebee’s, Crawfordsville, IN	506,030	1,350,626	1,856,656	324,150
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	277,736
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	283,995
Staples, Clermont, FL	239,400	540,935	780,335	26,145
PetSmart, Galveston TX	340,000	280,048	620,048	8,868
	$3,021,973	$7,229,951	$10,251,924	$1,548,393

For the years ended December 31, 2012 and 2011, the Partnership recognized depreciation expense for properties not held for sale of $286,863 and $260,866, respectively.

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
DECEMBER 31, 2012 AND 2011

(4)  Real Estate Held for Investment – (Continued)

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The Partnership allocated $204,452 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $121,149 and above-market lease intangibles of $83,303. The Partnership incurred $22,645 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years and annual rent of $65,560 for the interest purchased.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 100 and 99 months, respectively)	$238,102	$24,288	$116,953	$2,316

Above-Market Lease Intangibles (weighted average life of 112 and 0 months, respectively)	83,303	5,554	0	0
Acquired Intangible Lease Assets	$321,405	$29,842	$116,953	$2,316

For the years ended December 31, 2012 and 2011, the value of in-place lease intangibles amortized to expense was $21,972 and $2,316, respectively, and the decrease to rental income for above-market leases was $5,554 and $0, respectively.  For lease intangibles not held for sale at December 31, 2012, the estimated amortization expense for in-place lease intangibles is $26,010 and the estimated decrease to rental income for above-market leases is $8,330 for each of the next five succeeding years.

For properties owned as of December 31, 2012, the minimum future rent payments required by the leases are as follows:
2013	$884,777
2014	890,494
2015	898,034
2016	913,553
2017	856,952
Thereafter	3,765,962
$8,209,772

There were no contingent rents recognized in 2012 and 2011.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(5)  Major Tenants –

The following schedule presents rent revenue from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

Tenants	Industry	2012	2011

Apple American Group.	Restaurant	$223,926	$212,209
Best Buy Stores, L.P.	Retail	144,325	144,325
Sterling Jewelers Inc.	Retail	139,067	136,873
Tractor Supply Company	Retail	108,697	108,697
KinderCare Learning Centers LLC	Child Care	N/A	105,723
Aggregate rent revenue of major tenants		$616,015	$707,827
Aggregate rent revenue of major tenants as a percentage of total rent revenue		68%	80%

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
DECEMBER 31, 2012 AND 2011

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

In December 2012, the Partnership sold 10.136% of the Jared Jewelry store in Sugarland, Texas, in two separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $502,919, which resulted in a net gain of $199,918.  The cost and related accumulated depreciation of the interests sold was $388,707 and $85,706, respectively.

Subsequent to December 31, 2012, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of approximately $1,488,000, which resulted in a net gain of approximately $595,300.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

During 2012 and 2011, the Partnership distributed net sale proceeds of $80,808 and $70,707 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $5.12 and $4.45 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2012	2011

Rental Income	$141,880	$246,471
Property Management Expenses	(644)	(3,508)
Depreciation	(31,023)	(64,900)
Gain on Disposal of Real Estate	476,312	83,734
Income from Discontinued Operations	$586,525	$261,797

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(7)  Partners’ Capital –

For the years ended December 31, 2012 and 2011, the Partnership declared distributions of $756,069 and $759,373, respectively.  The Limited Partners received distributions of $735,003 and $738,006 and the General Partners received distributions of $21,066 and $21,367 for the years, respectively.  The Limited Partners' distributions represent $47.01 and $47.01 per Limited Partnership Unit outstanding using 15,636 and 15,698 weighted average Units in 2012 and 2011, respectively.  The distributions represent $47.01 and $26.00 per Unit of Net Income and $0 and $21.01 per Unit of return of capital in 2012 and 2011, respectively.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $80,000 and $70,000 in 2012 and 2011, respectively.  The distributions reduced the Limited Partners’ Adjusted Capital Contributions.

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

During 2012, seven Limited Partners redeemed a total of 86.33 Partnership Units for $57,798 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  During 2011, the Partnership did not redeem any Units from the Limited Partners.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,787 in 2012.

After the effect of redemptions and the return of capital from the sale of property, the Adjusted Capital Contribution, as defined in the Partnership Agreement, is $909.14 per original $1,000 invested.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2012	2011

Net Income for Financial Reporting Purposes	$834,731	$446,206

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	108,954	99,296

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(20,399)	(7,643)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	22,645	18,941

Property Expenses for Tax Purposes Over Expenses for Financial Reporting Purposes	0	(267)

Gain/Loss on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(161,817)	(322,726)
Taxable Income to Partners	$784,114	$233,807

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2012	2011

Partners' Capital for Financial Reporting Purposes	$10,503,212	$10,484,135

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	626,484	656,702

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,058	29,457

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$13,557,480	$13,589,020

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 68, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2013.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 53, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2013.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2012.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2012 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2013:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.14%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	5.28%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2012 and 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2012, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund and its properties for the period from inception through December 31, 2012.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2012

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$545,583

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,664,910

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$580,100

General Partners	3% of Net Cash Flow in any fiscal year.	$421,601

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$27,519

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011

Audit Fees	$15,309	$14,961
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$15,309	$14,961

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2013	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2013
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2013
Patrick W. Keene	(Principal Accounting Officer)