Form 10-Q
period 2013-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2013-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of March 31, 2013 and December 31, 2012	3

	Statements for the Three Months ended March 31, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash	$2,350,485	$899,910

Real Estate Held for Investment:
Land	3,021,973	3,021,973
Buildings and Equipment	7,229,951	7,229,951
Acquired Intangible Lease Assets	321,405	321,405
Real Estate Investments, at cost	10,573,329	10,573,329
Accumulated Depreciation and Amortization	(1,659,120)	(1,578,235)
Real Estate Held for Investment, Net	8,914,209	8,995,094
Real Estate Held for Sale	0	892,741
Total Real Estate	8,914,209	9,887,835
Total Assets	$11,264,694	$10,787,745

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$97,862	$87,233
Distributions Payable	188,242	188,242
Unearned Rent	7,570	9,058
Total Current Liabilities	293,674	284,533

Partners’ Capital:
General Partners	7,550	4,649
Limited Partners – 24,000 Units authorized; 15,611 Units issued and outstanding	10,963,470	10,498,563
Total Partners' Capital	10,971,020	10,503,212
Total Liabilities and Partners' Capital	$11,264,694	$10,787,745

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended March 31
	2013	2012

Rental Income	$192,705	$180,882

Expenses:
Partnership Administration – Affiliates	39,107	40,121
Partnership Administration and Property Management – Unrelated Parties	8,630	9,642
Property Acquisition	0	18,928
Depreciation and Amortization	78,802	73,440
Total Expenses	126,539	142,131

Operating Income	66,166	38,751

Other Income:
Interest Income	1,214	1,275

Income From Continuing Operations	67,380	40,026

Income from Discontinued Operations	588,670	305,489

Net Income	$656,050	$345,515

Net Income Allocated:
General Partners	$8,144	$7,889
Limited Partners	647,906	337,626
Total	$656,050	$345,515

Income per Limited Partnership Unit:
Continuing Operations	$4.19	$2.47
Discontinued Operations	37.31	19.04
Total – Basic and Diluted	$41.50	$21.51

Weighted Average Units Outstanding – Basic and Diluted	15,611	15,698

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Three Months Ended March 31
	2013	2012
Cash Flows from Operating Activities:
Net Income	$656,050	$345,515

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	80,885	83,821
Gain on Sale of Real Estate	(576,841)	(278,651)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,629	18,338
Increase (Decrease) in Unearned Rent	(1,488)	22,558
Total Adjustments	(486,815)	(153,934)
Net Cash Provided By Operating Activities	169,235	191,581

Cash Flows from Investing Activities:
Investments in Real Estate	0	(824,500)
Proceeds from Sale of Real Estate	1,469,582	886,168
Net Cash Provided By Investing Activities	1,469,582	61,668

Cash Flows from Financing Activities:
Distributions Paid to Partners	(188,242)	(190,208)

Net Increase (Decrease) in Cash	1,450,575	63,041

Cash, beginning of period	899,910	410,261

Cash, end of period	$2,350,485	$473,302

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(5,706)	(184,502)	(190,208)

Net Income	7,889	337,626	345,515

Balance, March 31, 2012	$2,755	$10,636,687	$10,639,442	15,697.53

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(5,243)	(182,999)	(188,242)

Net Income	8,144	647,906	656,050

Balance, March 31, 2013	$7,550	$10,963,470	$10,971,020	15,611.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013

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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2013 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(4)  Real Estate Held for Investment –

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The Partnership allocated $204,452 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $121,149 and above-market lease intangibles of $83,303. The Partnership incurred $22,645 of acquisition expenses related to the purchase that were expensed.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years (as of the date of purchase) and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

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

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,469,582, which resulted in a net gain of $576,841.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

During the first three months of 2013, the Partnership distributed net sale proceeds of $20,202 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.28 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2013	2012

Rental Income	$11,829	$37,338
Property Management Expenses	0	(119)
Depreciation	0	(10,381)
Gain on Disposal of Real Estate	576,841	278,651
Income from Discontinued Operations	$588,670	$305,489

(7)  Fair Value Measurements –

As of March 31, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $192,705 and $180,882, respectively.  In 2013, rental income increased due to additional rent received from one property acquisition in 2012 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of April 30, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $771,000 in 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $39,107 and $40,121, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,630 and $9,642, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2012, the Partnership incurred property acquisition expenses of $18,928 related to the purchase of the PetSmart store in Galveston, Texas.

For the three months ended March 31, 2013 and 2012, the Partnership recognized interest income of $1,214 and $1,275, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $588,670, representing rental income of $11,829 and gain on disposal of real estate of $576,841.  For the three months ended March 31, 2012, the Partnership recognized income from discontinued operations of $305,489, representing rental income less property management expenses and depreciation of $26,838 and gain on disposal of real estate of $278,651.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,469,582, which resulted in a net gain of $576,841.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, the Partnership's cash balances increased $1,450,575 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2012, the Partnership's cash balances increased $63,041 as a result of cash generated from the sale of property and cash generated from operating activities in excess of distributions paid to the Partners, which were partially offset by cash used to purchase property.

Net cash provided by operating activities decreased from $191,581 in 2012 to $169,235 in 2013 as a result of a decrease in total rental and interest income in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses and acquisition expenses in 2013.  During 2012, cash from operations was reduced by $18,928 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $1,469,582 and $886,168, respectively.  During the three months ended March 31, 2012, the Partnership expended $824,500 to invest in real properties as the Partnership reinvested cash generated from property sales.

On March 16, 2012, the Partnership purchased a 34% interest in a PetSmart store in Galveston, Texas for $824,500.  The property is leased to PetSmart, Inc. under a Lease Agreement with a remaining primary term of 10.0 years (as of the date of purchase) and annual rent of $65,560 for the interest purchased.  The remaining interest in the property was purchased by AEI Accredited Investor Fund V LP, an affiliate of the Partnership.

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

For the three months ended March 31, 2013 and 2012, the Partnership declared distributions of $188,242 and $190,208, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $182,999 and $184,502 and the General Partners received distributions of $5,243 and $5,706 for the periods, respectively.

During the first three months of 2013, the Partnership distributed net sale proceeds of $20,202 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $1.28 per Limited Partnership Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During the three months ended March 31, 2013 and 2012, the Partnership did not redeem any Units from the Limited Partners.  During the remainder of 2012, seven Limited Partners redeemed a total of 86.33 Partnership Units for $57,798 in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 71 Limited Partners redeemed 1,219.69 Partnership Units for $975,145.  The redemptions increase the remaining Limited Partners’ ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,787 in 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2013	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)