Form 10-Q
period 2013-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2013-08-15
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of June 30, 2013 and December 31, 2012	3

	Statements for the Periods ended June 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2013	2012
Current Assets:
Cash	$486,343	$899,910

Real Estate Held for Investment:
Land	2,927,416	3,021,973
Buildings and Equipment	7,361,844	7,229,951
Acquired Intangible Lease Assets	932,882	321,405
Real Estate Investments, at cost	11,222,142	10,573,329
Accumulated Depreciation and Amortization	(1,538,129)	(1,578,235)
Real Estate Held for Investment, Net	9,684,013	8,995,094
Real Estate Held for Sale	822,921	892,741
Total Real Estate	10,506,934	9,887,835
Total Assets	$10,993,277	$10,787,745

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$36,931	$87,233
Distributions Payable	186,784	188,242
Unearned Rent	13,350	9,058
Total Current Liabilities	237,065	284,533

Partners’ Capital:
General Partners	5,740	4,649
Limited Partners – 24,000 Units authorized; 15,521 and 15,611 Units issued and outstanding in 2013 and 2012, respectively	10,750,472	10,498,563
Total Partners' Capital	10,756,212	10,503,212
Total Liabilities and Partners' Capital	$10,993,277	$10,787,745

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$179,131	$173,318	$351,849	$334,214

Expenses:
Partnership Administration – Affiliates	35,656	38,921	74,763	79,042
Partnership Administration and Property Management – Unrelated Parties	16,125	10,707	24,755	20,349
Property Acquisition	28,668	2,629	28,668	21,557
Depreciation and Amortization	74,074	70,126	145,210	135,900
Total Expenses	154,523	122,383	273,396	256,848

Operating Income	24,608	50,935	78,453	77,366

Other Income:
Interest Income	1,262	303	2,476	1,578

Income From Continuing Operations	25,870	51,238	80,929	78,944

Income from Discontinued Operations	9,570	34,998	610,561	352,807

Net Income	$35,440	$86,236	$691,490	$431,751

Net Income Allocated:
General Partners	$3,880	$6,041	$12,024	$13,930
Limited Partners	31,560	80,195	679,466	417,821
Total	$35,440	$86,236	$691,490	$431,751

Income per Limited Partnership Unit:
Continuing Operations	$1.62	$3.18	$5.04	$4.89
Discontinued Operations	.41	1.95	38.61	21.79
Total – Basic and Diluted	$2.03	$5.13	$43.65	$26.68

Weighted Average Units Outstanding – Basic and Diluted	15,521	15,618	15,566	15,658

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Six Months Ended June 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$691,490	$431,751

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	168,160	173,343
Gain on Sale of Real Estate	(576,841)	(276,394)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(50,302)	(26,843)
Increase (Decrease) in Unearned Rent	4,292	16,374
Total Adjustments	(454,691)	(113,520)
Net Cash Provided By Operating Activities	236,799	318,231

Cash Flows from Investing Activities:
Investments in Real Estate	(1,680,000)	(824,500)
Proceeds from Sale of Real Estate	1,469,582	893,729
Net Cash Provided By (Used For) Investing Activities	(210,418)	69,229

Cash Flows from Financing Activities:
Distributions Paid to Partners	(376,484)	(380,416)
Redemption Payments	(63,464)	(54,688)
Net Cash Used For Financing Activities	(439,948)	(435,104)

Net Increase (Decrease) in Cash	(413,567)	(47,644)

Cash, beginning of period	899,910	410,261

Cash, end of period	$486,343	$362,617

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(10,163)	(369,002)	(379,165)

Redemption Payments	(1,641)	(53,047)	(54,688)	(79.33)

Net Income	13,930	417,821	431,751

Balance, June 30, 2012	$2,698	$10,479,335	$10,482,033	15,618.20

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(9,029)	(365,997)	(375,026)

Redemption Payments	(1,904)	(61,560)	(63,464)	(90.00)

Net Income	12,024	679,466	691,490

Balance, June 30, 2013	$5,740	$10,750,472	$10,756,212	15,521.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The Partnership allocated $611,477 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $179,987 and above-market lease intangibles of $431,490. The Partnership incurred $28,668 of acquisition expenses related to the purchase that were expensed.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $131,642.

For the six months ended June 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $14,446 and $8,967, respectively, and the decrease to rental income for above-market leases was $7,618 and $1,389, respectively.  For lease intangibles owned as of June 30, 2013, the weighted average remaining life is 107 months for in-place lease intangibles and 121 months for above-market leases, the estimated amortization expense is $43,289 and the estimated decrease to rental income is $49,753 for each of the next five succeeding years.

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

In June 2013, the Partnership entered into an agreement to sell the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,190,000, which will result in a net gain of approximately $367,100.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $822,921.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $111,111 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.08 and $3.84 per Limited Partnership Unit, respectively.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Rental Income	$19,987	$55,818	$51,803	$113,142
Property Management Expenses	(2,751)	(556)	(2,751)	(675)
Depreciation	(7,666)	(18,007)	(15,332)	(36,054)
Gain (Loss) on Disposal of Real Estate	0	(2,257)	576,841	276,394
Income (Loss) from Discontinued Operations	$9,570	$34,998	$610,561	$352,807

(7)  Fair Value Measurements –

As of June 30, 2013, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $351,849 and $334,214, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $732,000 in 2013.

For the six months ended June 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $74,763 and $79,042, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,755 and $20,349, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2013, the Partnership incurred property acquisition expenses of $28,668 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.  For the six months ended June 30, 2012, the Partnership incurred property acquisition expenses of $21,557 related to the purchase of the PetSmart store in Galveston, Texas.

For the six months ended June 30, 2013 and 2012, the Partnership recognized interest income of $2,476 and $1,578, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $610,561, representing rental income less property management expenses and depreciation of $33,720 and gain on disposal of real estate of $576,841.  For the six months ended June 30, 2012, the Partnership recognized income from discontinued operations of $352,807, representing rental income less property management expenses and depreciation of $76,413 and gain on disposal of real estate of $276,394.

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

In June 2013, the Partnership entered into an agreement to sell the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,190,000, which will result in a net gain of approximately $367,100.  At June 30, 2013, the property was classified as Real Estate Held for Sale with a carrying value of $822,921.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2013, the Partnership's cash balances decreased $413,567 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.  During the six months ended June 30, 2012, the Partnership's cash balances decreased $47,644 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $318,231 in 2012 to $236,799 in 2013 as a result of a decrease in total rental and interest income in 2013, an increase in Partnership administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013 and 2012, cash from operations was reduced by $28,668 and $21,557, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $1,469,582 and $893,729, respectively.  During the six months ended June 30, 2013 and 2012, the Partnership expended $1,680,000 and $824,500, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $131,642.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2013 and 2012, the Partnership declared distributions of $375,026 and $379,165, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $365,997 and $369,002 and the General Partners received distributions of $9,029 and $10,163 for the periods, respectively.

During the first six months of 2013 and 2012, the Partnership distributed net sale proceeds of $111,111 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $7.08 and $3.84 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2013, five Limited Partners redeemed a total of 90.0 Partnership Units for $61,560 in accordance with the Partnership Agreement.  On April 1, 2012, six Limited Partners redeemed a total of 79.33 Partnership Units for $53,047.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $1,904 and $1,641 in 2013 and 2012, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

The Economy and Market Conditions

The impact of conditions in the economy over the last several years, including the turmoil in the credit markets, has adversely affected many real estate investment funds.  However, the absence of mortgage financing on the Partnership's properties eliminates the risks of foreclosure and debt-refinancing that can negatively impact the value and distributions of leveraged real estate investment funds.  Nevertheless, a prolonged economic downturn may adversely affect the operations of the Partnership's tenants and their cash flows.  If a tenant were to default on its lease obligations, the Partnership's income would decrease, its distributions would likely be reduced and the value of its properties might decline.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/13 to 4/30/13	90.00	$684.00	1,396.02(1)	(2)

5/1/13 to 5/31/13	--	--	--	--

6/1/13 to 6/30/13	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 14, 2013	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)