Form 10-Q
period 2013-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2013-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2013 and December 31, 2012	3

	Statements for the Periods ended September 30, 2013 and 2012:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2013	2012
Current Assets:
Cash	$1,732,260	$899,910

Real Estate Held for Investment:
Land	2,367,033	3,021,973
Buildings and Equipment	6,628,822	7,229,951
Acquired Intangible Lease Assets	932,882	321,405
Real Estate Investments, at cost	9,928,737	10,573,329
Accumulated Depreciation and Amortization	(1,349,130)	(1,578,235)
Real Estate Held for Investment, Net	8,579,607	8,995,094
Real Estate Held for Sale	625,000	892,741
Total Real Estate	9,204,607	9,887,835
Total Assets	$10,936,867	$10,787,745

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$79,823	$87,233
Distributions Payable	188,242	188,242
Unearned Rent	23,698	9,058
Total Current Liabilities	291,763	284,533

Partners’ Capital:
General Partners	9,411	4,649
Limited Partners – 24,000 Units authorized; 15,521 and 15,611 Units issued and outstanding in 2013 and 2012, respectively	10,635,693	10,498,563
Total Partners' Capital	10,645,104	10,503,212
Total Liabilities and Partners' Capital	$10,936,867	$10,787,745

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$176,162	$153,607	$489,598	$449,976

Expenses:
Partnership Administration – Affiliates	34,799	36,187	109,562	115,229
Partnership Administration and Property Management – Unrelated Parties	667	6,219	25,281	26,451
Property Acquisition	4,919	0	33,587	21,557
Depreciation and Amortization	77,111	63,806	207,661	185,046
Total Expenses	117,496	106,212	376,091	348,283

Operating Income	58,666	47,395	113,507	101,693

Other Income:
Interest Income	706	238	3,182	1,816

Income From Continuing Operations	59,372	47,633	116,689	103,509

Income from Discontinued Operations	17,762	48,138	651,935	424,013

Net Income	$77,134	$95,771	$768,624	$527,522

Net Income Allocated:
General Partners	$8,914	$5,632	$20,938	$19,562
Limited Partners	68,220	90,139	747,686	507,960
Total	$77,134	$95,771	$768,624	$527,522

Income per Limited Partnership Unit:
Continuing Operations	$3.71	$2.96	$7.28	$6.42
Discontinued Operations	.69	2.81	40.80	26.05
Total – Basic and Diluted	$4.40	$5.77	$48.08	$32.47

Weighted Average Units Outstanding – Basic and Diluted	15,521	15,618	15,551	15,645

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
Cash Flows from Operating Activities:
Net Income	$768,624	$527,522

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	265,040	264,528
Real Estate Impairment	382,526	0
Gain on Sale of Real Estate	(954,419)	(276,394)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,410)	(22,559)
Increase (Decrease) in Unearned Rent	14,640	(23,371)
Total Adjustments	(299,623)	(57,796)
Net Cash Provided By Operating Activities	469,001	469,726

Cash Flows from Investing Activities:
Investments in Real Estate	(1,680,000)	(824,500)
Proceeds from Sale of Real Estate	2,670,081	893,729
Net Cash Provided By Investing Activities	990,081	69,229

Cash Flows from Financing Activities:
Distributions Paid to Partners	(563,268)	(569,373)
Redemption Payments	(63,464)	(54,688)
Net Cash Used For Financing Activities	(626,732)	(624,061)

Net Increase (Decrease) in Cash	832,350	(85,106)

Cash, beginning of period	899,910	410,261

Cash, end of period	$1,732,260	$325,155

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(15,823)	(552,004)	(567,827)

Redemption Payments	(1,641)	(53,047)	(54,688)	(79.33)

Net Income	19,562	507,960	527,522

Balance, September 30, 2012	$2,670	$10,386,472	$10,389,142	15,618.20

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(14,272)	(548,996)	(563,268)

Redemption Payments	(1,904)	(61,560)	(63,464)	(90.00)

Net Income	20,938	747,686	768,624

Balance, September 30, 2013	$9,411	$10,635,693	$10,645,104	15,521.20

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Real Estate Held for Investment – (Continued)

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The Partnership allocated $611,477 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $179,987 and above-market lease intangibles of $431,490. The Partnership incurred $33,587 of acquisition expenses related to the purchase that were expensed.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $131,642.

For the nine months ended September 30, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $25,269 and $15,470, respectively, and the decrease to rental income for above-market leases was $20,057 and $3,471, respectively.  For lease intangibles owned as of September 30, 2013, the weighted average remaining life is 104 months for in-place lease intangibles and 118 months for above-market leases, the estimated amortization expense is $43,289 and the estimated decrease to rental income is $49,753 for each of the next five succeeding years.

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

In June 2013, the Partnership entered into an agreement to sell its 38% interest in the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  On August 23, 2013, the sale closed with the Partnership receiving net sale proceeds of $1,200,499, which resulted in a net gain of $377,578.  At the time of sale, the cost and related accumulated depreciation was $1,031,187 and $208,266, respectively.

In November 2013, the Partnership entered into a non-binding letter of intent to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado, to an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $625,000.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013, the property was classified as Real Estate Held for Sale.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $131,313 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.37 and $3.84 per Limited Partnership Unit, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Rental Income	$30,476	$74,181	$120,692	$225,168
Property Management Expenses	(436)	(746)	(3,328)	(1,538)
Depreciation	(7,330)	(25,297)	(37,322)	(76,011)
Real Estate Impairment	(382,526)	0	(382,526)	0
Gain on Disposal of Real Estate	377,578	0	954,419	276,394
Income from Discontinued Operations	$17,762	$48,138	$651,935	$424,013

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

At September 30, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Johnny Carino’s restaurant in Longmont, Colorado, with a carrying amount of $1,007,526 at September 30, 2013, was written down to its fair value of $625,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $382,526 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon a non-binding letter of intent and comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

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

Results of Operations

For the nine months ended September 30, 2013 and 2012, the Partnership recognized rental income from continuing operations of $489,598 and $449,976, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013.  Based on the scheduled rent for the properties owned as of October 31, 2013, the Partnership expects to recognize rental income from continuing operations of approximately $655,000 and $714,000 in 2013 and 2014, respectively.

For the nine months ended September 30, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $109,562 and $115,229, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,281 and $26,451, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2013, the Partnership incurred property acquisition expenses of $33,587 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.  For the nine months ended September 30, 2012, the Partnership incurred property acquisition expenses of $21,557 related to the purchase of the PetSmart store in Galveston, Texas.

For the nine months ended September 30, 2013 and 2012, the Partnership recognized interest income of $3,182 and $1,816, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $651,935, representing rental income less property management expenses and depreciation of $80,042 and gain on disposal of real estate of $954,419, which were partially offset by a real estate impairment of $382,526.  For the nine months ended September 30, 2012, the Partnership recognized income from discontinued operations of $424,013, representing rental income less property management expenses and depreciation of $147,619 and gain on disposal of real estate of $276,394.

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

In June 2013, the Partnership entered into an agreement to sell its 38% interest in the Applebee’s restaurant in Johnstown, Pennsylvania to an unrelated third party.  On August 23, 2013, the sale closed with the Partnership receiving net sale proceeds of $1,200,499, which resulted in a net gain of $377,578.  At the time of sale, the cost and related accumulated depreciation was $1,031,187 and $208,266, respectively.

In November 2013, the Partnership entered into a non-binding letter of intent to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado, to an unrelated third party.  The sale is subject to contingencies, including negotiating a written purchase agreement, and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $625,000.  If the sale is not completed, the Partnership will likely seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The charge was recorded against the cost of the land and building.  At September 30, 2013, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2013, the Partnership's cash balances increased $832,350 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2012, the Partnership's cash balances decreased $85,106 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $469,726 in 2012 to $469,001 in 2013 as a result of a decrease in total rental and interest income in 2013 and an increase in acquisition expenses in 2013, which were partially offset by a decrease in Partnership administration and property management expenses in 2013 and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013 and 2012, cash from operations was reduced by $33,587 and $21,557, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $2,670,081 and $893,729, respectively.  During the nine months ended September 30, 2013 and 2012, the Partnership expended $1,680,000 and $824,500, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the nine months ended September 30, 2013 and 2012, the Partnership declared distributions of $563,268 and $567,827, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $548,996 and $552,004 and the General Partners received distributions of $14,272 and $15,823 for the periods, respectively.

During the first nine months of 2013 and 2012, the Partnership distributed net sale proceeds of $131,313 and $60,606 to the Limited and General Partners as part of their quarterly distributions, which represented a return of capital of $8.37 and $3.84 per Limited Partnership Unit, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2013	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)