Form 10-K
period 2013-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2014-03-31
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013

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
☐ Yes    ☒ No

As of June 30, 2013, there were 15,499.198 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,499,198.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  Before the end of 2014, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote on whether to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership’s leases.  The properties are leased to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2010, the Partnership owned a significant interest in nine properties and a minor interest in four properties with a total cost of $12,501,253.  During the years ended December 31, 2011, 2012 and 2013, the Partnership sold eight property interests and received net sale proceeds of $889,965, $1,396,648 and $2,695,281, which resulted in net gains of $83,734, $476,312 and $979,619, respectively.  During 2011, 2012 and 2013, the Partnership expended $897,288, $824,500 and $1,680,000, respectively, to purchase three additional properties as it reinvested cash generated from property sales.  As of December 31, 2013, the Partnership owned a significant interest in eight properties with a total cost of $10,764,616.

Major Tenants

During 2013, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 67% of total rental income in 2013.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2014.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.

Investment Objectives

The Partnership's investment objectives are to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) regular cash distributions of lease income; (ii) growth in lease income through rent escalation provisions; (iii) preservation of capital through all-cash transactions; (iv) capital growth through appreciation in the value of properties; and (v) stable property performance through long-term lease contracts.  The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property.  However, to the extent possible, the General Partners attempt to diversify the properties by tenant and geographic location.

Description of Properties

The Partnership's properties are commercial, single tenant buildings.  The properties were acquired on a debt-free basis and are leased to tenants under net leases, classified as operating leases.  The Partnership holds an undivided fee simple interest in the properties.

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2013.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Longmont, CO (50%)	12/30/03	$1,293,405		Kona Restaurant Group, Inc.	$77,205	$23.84

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$87,168	$19.16

Applebee’s Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$143,978	$45.62

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$108,697	$9.86

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$144,325	$14.40

Staples Store Clermont, FL (28%)	10/21/11	$897,288	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$65,560	$14.97

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$135,591	$22.16

(1)  Does not include acquisition costs that were expensed.

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

ITEM 2.  PROPERTIES.  (Continued)

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

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over 39 years.  The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2013, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2013, there were 727 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $19,294 and $21,066 were made to the General Partners and $771,996 and $735,003 were made to the Limited Partners for 2013 and 2012, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $220,000 and $80,000 in 2013 and 2012, respectively.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/13 to 10/31/13	35.53	$686.70	1,431.56(1)	(2)

11/1/13 to 11/30/13	--	--	--	--

12/1/13 to 12/31/13	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

Carrying Value of Properties

Properties are carried at original cost, less accumulated depreciation and amortization.  The Partnership tests long-lived assets for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable.  For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its current carrying value.  For properties held for sale, management determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value.  If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.  Changes in these assumptions or analysis may cause material changes in the carrying value of the properties.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Partnership recognized rental income from continuing operations of $666,422 and $603,584, respectively.  In 2013, rental income increased due to additional rent received from two property acquisitions in 2012 and 2013.  Based on the scheduled rent for the properties owned as of February 28, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $714,000 in 2014.

For the years ended December 31, 2013 and 2012, the Partnership incurred Partnership administration expenses from affiliated parties of $144,163 and $148,857, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,436 and $31,669, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2013, the Partnership incurred property acquisition expenses of $35,444 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.  For the year ended December 31, 2012, the Partnership incurred property acquisition expenses of $22,645 related to the purchase of the PetSmart store in Galveston, Texas.

For the years ended December 31, 2013 and 2012, the Partnership recognized interest income of $4,354 and $2,081, respectively.

Upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $599,041, representing rental income less property management expenses and depreciation of $76,948 and gain on disposal of real estate of $979,619, which were partially offset by real estate impairments of $457,526.  For the year ended December 31, 2012, the Partnership recognized income from discontinued operations of $681,086, representing rental income less property management expenses and depreciation of $204,774 and gain on disposal of real estate of $476,312.

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

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,494,782, which resulted in a net gain of $602,041.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

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

In November 2013, the Partnership entered into a non-binding letter of intent to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado, to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At December 31, 2013, the property was classified as Real Estate Held for Sale.

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

Liquidity and Capital Resources

During the year ended December 31, 2013 and 2012, the Partnership's cash balances increased $729,398 and $489,649, respectively, as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $735,121 in 2012 to $554,246 in 2013 as a result of a decrease in total rental and interest income in 2013, an increase in Partnership administration and property management expenses in 2013, and net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013 and 2012, cash from operations was reduced by $35,444 and $22,645, respectively, of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2013 and 2012, the Partnership generated cash flow from the sale of real estate of $2,695,281 and $1,396,648, respectively.  During the same periods, the Partnership expended $1,680,000 and $824,500, respectively, to invest in real properties as the Partnership reinvested cash generated from property sales.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $791,290 and $756,069, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $771,996 and $735,003 and the General Partners received distributions of $19,294 and $21,066 for the years, respectively.  In December 2013, the Partnership declared a special distribution of net sale proceeds of $40,404, which resulted in higher distributions declared in 2013 and a higher distributions payable at December 31, 2013.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $222,222 and $80,808 in 2013 and 2012, respectively.  The Limited Partners received distributions of $220,000 and $80,000 and the General Partners received distributions of $2,222 and $808 for the years, respectively.  The Limited Partners’ distributions represented $14.18 and $5.12 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

During 2013, eight Limited Partners redeemed a total of 125.53 Partnership Units for $85,961 in accordance with the Partnership Agreement.  During 2012, seven Limited Partners redeemed a total of 86.33 Partnership Units for $57,798.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, a total of 71 Limited Partners redeemed 1,219.69 Partnership Units for $975,145.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,659 and $1,787 in 2013 and 2012, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheet as of December 31, 2013 and 2012	17

Statements for the Years Ended December 31, 2013 and 2012:

Income	18

Cash Flows	19

Changes in Partners’ Capital	20

Notes to Financial Statements	21 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheet of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2013 and 2012, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 28, 2014

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets:
Cash	$1,629,308	$899,910

Real Estate Held for Investment:
Land	2,367,033	3,021,973
Buildings and Equipment	6,628,822	7,229,951
Acquired Intangible Lease Assets	932,882	321,405
Real Estate Investments, at cost	9,928,737	10,573,329
Accumulated Depreciation and Amortization	(1,438,673)	(1,578,235)
Real Estate Held for Investment, Net	8,490,064	8,995,094
Real Estate Held for Sale	550,000	892,741
Total Real Estate	9,040,064	9,887,835
Total Assets	$10,669,372	$10,787,745

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$31,983	$87,233
Distributions Payable	228,023	188,242
Unearned Rent	9,058	9,058
Total Current Liabilities	269,064	284,533

Partners’ Capital:
General Partners	9,608	4,649
Limited Partners – 24,000 Units authorized; 15,486 and 15,611 Units issued and outstanding in 2013 and 2012, respectively	10,390,700	10,498,563
Total Partners' Capital	10,400,308	10,503,212
Total Liabilities and Partners' Capital	$10,669,372	$10,787,745

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME

	Year Ended December 31
	2013	2012

Rental Income	$666,422	$603,584

Expenses:
Partnership Administration – Affiliates	144,163	148,857
Partnership Administration and Property Management – Unrelated Parties	28,436	31,669
Property Acquisition	35,444	22,645
Depreciation and Amortization	284,768	248,849
Total Expenses	492,811	452,020

Operating Income	173,611	151,564

Other Income:
Interest Income	4,354	2,081

Income from Continuing Operations	177,965	153,645

Income from Discontinued Operations	599,041	681,086

Net Income	$777,006	$834,731

Net Income Allocated:
General Partners	$26,912	$26,930
Limited Partners	750,094	807,801
Total	$777,006	$834,731

Income per Limited Partnership Unit:
Continuing Operations	$11.11	$9.53
Discontinued Operations	37.17	42.13
Total – Basic and Diluted	$48.28	$51.66

Weighted Average Units Outstanding – Basic and Diluted	15,535	15,636

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS

	Year Ended December 31
	2013	2012

Cash Flows from Operating Activities:
Net Income	$777,006	$834,731

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	354,583	345,412
Real Estate Impairment	457,526	0
Gain on Sale of Real Estate	(979,619)	(476,312)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(55,250)	51,689
Increase (Decrease) in Unearned Rent	0	(20,399)
Total Adjustments	(222,760)	(99,610)
Net Cash Provided By Operating Activities	554,246	735,121

Cash Flows from Investing Activities:
Investments in Real Estate	(1,680,000)	(824,500)
Proceeds from Sale of Real Estate	2,695,281	1,396,648
Net Cash Provided By Investing Activities	1,015,281	572,148

Cash Flows from Financing Activities:
Distributions Paid to Partners	(751,509)	(758,035)
Redemption Payments	(88,620)	(59,585)
Net Cash Used For Financing Activities	(840,129)	(817,620)

Net Increase (Decrease) in Cash	729,398	489,649

Cash, beginning of year	899,910	410,261

Cash, end of year	$1,629,308	$899,910

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2011	$572	$10,483,563	$10,484,135	15,697.53

Distributions Declared	(21,066)	(735,003)	(756,069)

Redemption Payments	(1,787)	(57,798)	(59,585)	(86.33)

Net Income	26,930	807,801	834,731

Balance, December 31, 2012	4,649	10,498,563	10,503,212	15,611.20

Distributions Declared	(19,294)	(771,996)	(791,290)

Redemption Payments	(2,659)	(85,961)	(88,620)	(125.53)

Net Income	26,912	750,094	777,006

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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
DECEMBER 31, 2013 AND 2012

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2010, and with few exceptions, is no longer subject to state tax examinations for tax years before 2010.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases.  The leases provide for base annual rental payments payable in monthly installments.  The Partnership recognizes rental income according to the terms of the individual leases.  For leases that contain stated rental increases, the increases are recognized in the year in which they are effective.  Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Real Estate

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2013 and 2012.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

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

At December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.

The Johnny Carino’s restaurant in Longmont, Colorado, with a carrying amount of $1,007,526 at September 30, 2013, was written down to its estimated fair value of $625,000 after completing our long-lived asset valuation analysis.  The resulting impairment charge of $382,526 was included in earnings for the third quarter of 2013.  The fair value of the property was based upon a non-binding letter of intent and comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.  At December 31, 2013, after completing our long-lived asset valuation analysis, the property was further written down to $550,000, its estimated fair value at that date.  The resulting impairment charge of $75,000 was included in earnings for the fourth quarter of 2013.  The fair value of the property was based upon comparable sales of similar properties, which are considered Level 2 inputs in the valuation hierarchy.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2013 and 2012.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(2)  Summary of Significant Accounting Policies – (Continued)

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership’s properties are classified as one reportable segment.

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

The Partnership owned a 40% interest in a Jared Jewelry store.  AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, owned a 60% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2013.  The Partnership owned a 38% interest in an Applebee’s restaurant.  AEI Income & Growth Fund XXI Limited Partnership, an affiliate of the Partnership, owned a 62% interest in this property until the property was sold to an unrelated third party in 2013.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2013	2012

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$144,163	$148,857

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $12,855 and $1,921 of expenses related to Discontinued Operations in 2013 and 2012, respectively.	$41,291	$33,590

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$35,444	$22,645

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$91,957	$32,648

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Held for Investment –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

The Partnership's properties are commercial, single-tenant buildings.  The Johnny Carino’s restaurant was constructed in 1999 and acquired in 2003.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  The Applebee’s restaurant was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The Best Buy store was constructed and acquired in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The PetSmart store was constructed and acquired in 2012.  The St. Vincent Medical Clinic was constructed in 2010 and acquired in 2013.  There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2013 are as follows:
Property	Land	Buildings and Equipment	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$198,926
Applebee’s, Crawfordsville, IN	506,030	1,350,626	1,856,656	378,175
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	324,349
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	351,479
Staples, Clermont, FL	239,400	540,935	780,335	47,782
PetSmart, Galveston TX	340,000	280,048	620,048	20,070
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	19,468
	$2,367,033	$6,628,822	$8,995,855	$1,340,249

For the years ended December 31, 2013 and 2012, the Partnership recognized depreciation expense for properties not held for sale of $248,679 and $226,877, respectively.

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

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The Partnership allocated $611,477 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $179,987 and above-market lease intangibles of $431,490. The Partnership incurred $35,444 of acquisition expenses related to the purchase that were expensed.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years and annual rent of $131,642.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(4)  Real Estate Held for Investment – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 101 and 100 months, respectively)	$418,089	$60,377	$238,102	$24,288

Above-Market Lease Intangibles (weighted average life of 115 and 112 months, respectively)	514,793	38,047	83,303	5,554
Acquired Intangible Lease Assets	$932,882	$98,424	$321,405	$29,842

For the years ended December 31, 2013 and 2012, the value of in-place lease intangibles amortized to expense was $36,089 and $21,972, respectively, and the decrease to rental income for above-market leases was $32,493 and $5,554, respectively.  For lease intangibles not held for sale at December 31, 2013, the estimated amortization expense is $43,289 and the estimated decrease to rental income is $49,753 for each of the next five succeeding years.

For properties owned as of December 31, 2013, the minimum future rent payments required by the leases are as follows:
2014	$841,761
2015	853,389
2016	864,266
2017	804,352
2018	809,548
Thereafter	2,752,522
$6,925,838

There were no contingent rents recognized in 2013 and 2012.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2013	2012

Apple American Group.	Restaurant	$195,127	$223,926
Best Buy Stores, L.P.	Retail	144,325	144,325
Tractor Supply Company	Retail	108,697	108,697
Advance Stores Company	Retail	87,168	N/A
Sterling Jewelers Inc.	Retail	N/A	139,067
Aggregate rental income of major tenants		$535,317	$616,015
Aggregate rental income of major tenants as a percentage of total rental income		67%	68%

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
DECEMBER 31, 2013 AND 2012

(6)  Discontinued Operations – (Continued)

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugarland, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,494,782, which resulted in a net gain of $602,041.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. At December 31, 2012, the property was classified as Real Estate Held for Sale with a carrying value of $892,741.

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

In November 2013, the Partnership entered into a non-binding letter of intent to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado, to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At December 31, 2013, the property was classified as Real Estate Held for Sale.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2013	2012

Rental Income	$127,125	$297,704
Property Management Expenses	(12,855)	(1,921)
Depreciation	(37,322)	(91,009)
Real Estate Impairment	(457,526)	0
Gain on Disposal of Real Estate	979,619	476,312
Income from Discontinued Operations	$599,041	$681,086

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(7)  Partners’ Capital –

For the years ended December 31, 2013 and 2012, the Partnership declared distributions of $791,290 and $756,069, respectively.  The Limited Partners received distributions of $771,996 and $735,003 and the General Partners received distributions of $19,294 and $21,066 for the years, respectively.  The Limited Partners' distributions represented $49.69 and $47.01 per Limited Partnership Unit outstanding using 15,535 and 15,636 weighted average Units in 2013 and 2012, respectively.  The distributions represented $42.73 and $47.01 per Unit of Net Income and $6.96  and $0 per Unit of return of capital in 2013 and 2012, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $222,222 and $80,808 in 2013 and 2012, respectively.  The Limited Partners received distributions of $220,000 and $80,000 and the General Partners received distributions of $2,222 and $808 for the years, respectively.  The Limited Partners’ distributions represented $14.18 and $5.12 per Unit for the years, respectively.

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

During 2013, eight Limited Partners redeemed a total of 125.53 Partnership Units for $85,961 in accordance with the Partnership Agreement.  During 2012, seven Limited Partners redeemed a total of 86.33 Partnership Units for $57,798.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $2,659 and $1,787 in 2013 and 2012, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2013	2012

Net Income for Financial Reporting Purposes	$777,006	$834,731

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	123,039	108,954

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	12,868	(20,399)

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	35,444	22,645

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	9,500	0

Real Estate Impairment Loss Not Recognized for Tax Purposes	457,526	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(158,191)	(161,817)
Taxable Income to Partners	$1,257,192	$784,114

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2013	2012

Partners' Capital for Financial Reporting Purposes	$10,400,308	$10,503,212

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,084,302	626,484

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	21,926	9,058

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	9,500	0

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$13,934,762	$13,557,480

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 69, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2014.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in ten limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 54, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2014.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2013.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2013 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2014:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.14%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	5.33%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2013 and 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2013, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2013.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2013

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,809,073

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$672,057

General Partners	3% of Net Cash Flow in any fiscal year.	$441,332

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$29,741

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$15,825	$15,309
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$15,825	$15,309

Audit Fees - Consists of fees billed for professional services rendered for the audit of the Partnership’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Boulay PLLP in connection with statutory and regulatory filings or engagements.

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Johnson acting as the Partnership’s audit committee.

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

10.3
Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

10.4
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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2014	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2014
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2014
Patrick W. Keene	(Principal Accounting Officer)