Form 10-Q
period 2014-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2014-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of March 31, 2014 and December 31, 2013	3

	Statements for the Three Months ended March 31, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,554,345	$1,629,308

Real Estate Held for Investment:
Land	2,367,033	2,367,033
Buildings and Equipment	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Investments, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,528,223)	(1,438,673)
Real Estate Held for Investment, Net	8,400,514	8,490,064
Real Estate Held for Sale	550,000	550,000
Total Real Estate	8,950,514	9,040,064
Total Assets	$10,504,859	$10,669,372

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$27,353	$31,983
Distributions Payable	184,939	228,023
Unearned Rent	30,112	9,058
Total Current Liabilities	242,404	269,064

Partners’ Capital:
General Partners	6,483	9,608
Limited Partners – 24,000 Units authorized; 15,486 Units issued and outstanding	10,255,972	10,390,700
Total Partners' Capital	10,262,455	10,400,308
Total Liabilities and Partners' Capital	$10,504,859	$10,669,372

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended March 31
	2014	2013

Rental Income	$177,978	$153,607

Expenses:
Partnership Administration – Affiliates	37,915	39,107
Partnership Administration and Property Management – Unrelated Parties	10,941	8,630
Depreciation and Amortization	77,111	63,806
Total Expenses	125,967	111,543

Operating Income	52,011	42,064

Other Income:
Interest Income	1,111	1,214

Income From Continuing Operations	53,122	43,278

Income (Loss) from Discontinued Operations	(6,036)	612,772

Net Income	$47,086	$656,050

Net Income Allocated:
General Partners	$1,413	$8,144
Limited Partners	45,673	647,906
Total	$47,086	$656,050

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$3.33	$2.69
Discontinued Operations	(.38)	38.81
Total – Basic and Diluted	$2.95	$41.50

Weighted Average Units Outstanding – Basic and Diluted	15,486	15,611

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash Flows from Operating Activities:
Net Income	$47,086	$656,050

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,550	80,885
Gain on Sale of Real Estate	0	(576,841)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(4,630)	10,629
Increase (Decrease) in Unearned Rent	21,054	(1,488)
Total Adjustments	105,974	(486,815)
Net Cash Provided By Operating Activities	153,060	169,235

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,469,582

Cash Flows from Financing Activities:
Distributions Paid to Partners	(228,023)	(188,242)

Net Increase (Decrease) in Cash	(74,963)	1,450,575

Cash, beginning of period	1,629,308	899,910

Cash, end of period	$1,554,345	$2,350,485

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(5,243)	(182,999)	(188,242)

Net Income	8,144	647,906	656,050

Balance, March 31, 2013	$7,550	$10,963,470	$10,971,020	15,611.20

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(4,538)	(180,401)	(184,939)

Net Income	1,413	45,673	47,086

Balance, March 31, 2014	$6,483	$10,255,972	$10,262,455	15,485.67

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

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

(3) Recently Adopted Accounting Standards -

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The disposal of a component must represent a strategic shift that will have a major effect on the Partnership’s operations and financial results in order to be reported as discontinued operations, and require certain additional interim and annual disclosures.  The amendments in this ASU are effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Reclassification –

Certain items related to discontinued operations in the prior year’s financial statements have been reclassified to conform to 2014 presentation.  These reclassifications had no effect on Partners’ capital, net income or cash flows.

(5)  Real Estate Held for Investment –

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The Partnership allocated $611,477 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $179,987 and above-market lease intangibles of $431,490. The Partnership incurred $35,444 of acquisition expenses related to the purchase that were expensed.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $131,642.

(6)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(7)  Discontinued Operations –

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugar Land, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,494,782, which resulted in a net gain of $602,041.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. For the three months ended March 31, 2013, the Partnership recognized a net gain of $576,841.

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

During the first three months of 2014 and 2013, the Partnership distributed net sale proceeds of $50,505 and $20,202, respectively.  The Limited Partners received distributions of $50,000 and $20,000 and the General Partners received distributions of $505 and $202 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $1.28 per Unit for the periods, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At March 31, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  The tenant is behind on the rent, having paid rent through October 2013.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  While the property is vacant, the Partnership is responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2014	2013

Rental Income	$0	$50,927
Property Management Expenses	(6,036)	0
Depreciation	0	(14,996)
Gain on Disposal of Real Estate	0	576,841
Income (Loss) from Discontinued Operations	$(6,036)	$612,772

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(6,036)	$35,931
Investing Activities	$0	$1,469,582

(8)  Fair Value Measurements –

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

At March 31, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $177,978 and $153,607, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of April 30, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $714,000 in 2014.

For the three months ended March 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $37,915 and $39,107, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,941 and $8,630, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2014 and 2013, the Partnership recognized interest income of $1,111 and $1,214, respectively.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  This topic amends the requirements for reporting discontinued operations.  The Partnership has early adopted this standard effective January 1, 2014 and has applied the provisions prospectively.  As a result, the Partnership anticipates that properties will not be considered discontinued operations when the properties are sold after January 1, 2014, with the exception of properties that were classified as Real Estate Held for Sale at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2014, the Partnership recognized a loss from discontinued operations of $6,036, representing property management expenses.  For the three months ended March 31, 2013, the Partnership recognized income from discontinued operations of $612,772, representing rental income less depreciation of $35,931 and gain on disposal of real estate of $576,841.

During the three months ended March 31, 2013, the Partnership sold its remaining 29.864% interest in the Jared Jewelry store in Sugar Land, Texas, in five separate transactions, to unrelated third parties.  The Partnership received total net sale proceeds of $1,494,782, which resulted in a net gain of $602,041.  The cost and related accumulated depreciation of the interests sold was $1,145,259 and $252,518, respectively. For the three months ended March 31, 2013, the Partnership recognized a net gain of $576,841.

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

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At March 31, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  The tenant is behind on the rent, having paid rent through October 2013.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  While the property is vacant, the Partnership is responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

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

Liquidity and Capital Resources

During the three months ended March 31, 2014, the Partnership's cash balances decreased $74,963 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2013, the Partnership's cash balances increased $1,450,575 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $169,235 in 2013 to $153,060 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2013, the Partnership generated cash flow from the sale of real estate of $1,469,582.  In subsequent periods, a portion of the cash generated from property sales was reinvested in additional real estate.

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $131,642.

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

For the three months ended March 31, 2014 and 2013, the Partnership declared distributions of $184,939 and $188,242, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $180,401 and $182,999 and the General Partners received distributions of $4,538 and $5,243 for the periods, respectively.  In December 2013, the Partnership declared a special distribution of net sale proceeds of $40,404, which resulted in a higher distributions payable at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 and $20,202 in 2014 and 2013, respectively.  The Limited Partners received distributions of $50,000 and $20,000 and the General Partners received distributions of $505 and $202 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $1.28 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2014 and 2013, the Partnership did not redeem any Units from the Limited Partners.

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2014	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)