Form 10-Q
period 2014-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2014-08-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of June 30, 2014 and December 31, 2013	3

	Statements for the Periods ended June 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		20

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,478,226	$1,629,308

Real Estate Held for Investment:
Land	2,367,033	2,367,033
Buildings and Equipment	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Investments, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,617,773)	(1,438,673)
Real Estate Held for Investment, Net	8,310,964	8,490,064
Real Estate Held for Sale	550,000	550,000
Total Real Estate	8,860,964	9,040,064
Total Assets	$10,339,190	$10,669,372

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,143	$31,983
Distributions Payable	134,022	228,023
Unearned Rent	30,113	9,058
Total Current Liabilities	185,278	269,064

Partners’ Capital:
General Partners	3,227	9,608
Limited Partners – 24,000 Units authorized; 15,466 and 15,486 Units issued and outstanding as of 6/30/14 and 12/31/13, respectively	10,150,685	10,390,700
Total Partners' Capital	10,153,912	10,400,308
Total Liabilities and Partners' Capital	$10,339,190	$10,669,372

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$178,393	$159,830	$356,371	$313,437

Expenses:
Partnership Administration – Affiliates	35,393	35,656	73,308	74,763
Partnership Administration and Property Management – Unrelated Parties	16,505	15,930	27,446	24,560
Property Acquisition	0	28,668	0	28,668
Depreciation and Amortization	77,111	66,744	154,222	130,550
Total Expenses	129,009	146,998	254,976	258,541

Operating Income	49,384	12,832	101,395	54,896

Other Income:
Interest Income	1,071	1,262	2,182	2,476

Income From Continuing Operations	50,455	14,094	103,577	57,372

Income (Loss) from Discontinued Operations	(11,021)	21,346	(17,057)	634,118

Net Income	$39,434	$35,440	$86,520	$691,490

Net Income Allocated:
General Partners	$1,183	$3,880	$2,596	$12,024
Limited Partners	38,251	31,560	83,924	679,466
Total	$39,434	$35,440	$86,520	$691,490

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$3.16	$.88	$6.49	$3.58
Discontinued Operations	(.69)	1.15	(1.07)	40.07
Total – Basic and Diluted	$2.47	$2.03	$5.42	$43.65

Weighted Average Units Outstanding – Basic and Diluted	15,466	15,521	15,476	15,566

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$86,520	$691,490

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,100	168,160
Gain on Sale of Real Estate	0	(576,841)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(10,840)	(50,302)
Increase (Decrease) in Unearned Rent	21,055	4,292
Total Adjustments	189,315	(454,691)
Net Cash Provided By Operating Activities	275,835	236,799

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,680,000)
Proceeds from Sale of Real Estate	0	1,469,582
Net Cash Provided By (Used For) Investing Activities	0	(210,418)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(412,962)	(376,484)
Redemption Payments	(13,955)	(63,464)
Net Cash Used For Financing Activities	(426,917)	(439,948)

Net Increase (Decrease) in Cash	(151,082)	(413,567)

Cash, beginning of period	1,629,308	899,910

Cash, end of period	$1,478,226	$486,343

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(9,029)	(365,997)	(375,026)

Redemption Payments	(1,904)	(61,560)	(63,464)	(90.00)

Net Income	12,024	679,466	691,490

Balance, June 30, 2013	$5,740	$10,750,472	$10,756,212	15,521.20

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(8,558)	(310,403)	(318,961)

Redemption Payments	(419)	(13,536)	(13,955)	(20.00)

Net Income	2,596	83,924	86,520

Balance, June 30, 2014	$3,227	$10,150,685	$10,153,912	15,465.67

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

During the first six months of 2014 and 2013, the Partnership distributed net sale proceeds of $50,505 and $111,111, respectively.  The Limited Partners received distributions of $50,000 and $110,000 and the General Partners received distributions of $505 and $1,111 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $7.08 per Unit for the periods, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At June 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

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

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Rental Income	$0	$39,288	$0	$90,215
Property Management Expenses	(11,021)	(2,946)	(17,057)	(2,946)
Depreciation	0	(14,996)	0	(29,992)
Gain on Disposal of Real Estate	0	0	0	576,841
Income (Loss) from Discontinued Operations	$(11,021)	$21,346	$(17,057)	$634,118

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Discontinued Operations – (Continued)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(11,021)	$36,342	$(17,057)	$87,269
Investing Activities	$0	$0	$0	$1,469,582

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

At June 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2013.

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

Results of Operations

For the six months ended June 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $356,371 and $313,437, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and a rent increase on one property.  Based on the scheduled rent for the properties owned as of July 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $714,000 in 2014.

For the six months ended June 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $73,308 and $74,763, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,446 and $24,560, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2013, the Partnership incurred property acquisition expenses of $28,668 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.

For the six months ended June 30, 2014 and 2013, the Partnership recognized interest income of $2,182 and $2,476, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2014, the Partnership recognized a loss from discontinued operations of $17,057, representing property management expenses.  For the six months ended June 30, 2013, the Partnership recognized income from discontinued operations of $634,118, representing rental income less property management expenses and depreciation of $57,277 and gain on disposal of real estate of $576,841.

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

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continues to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At June 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2014, the Partnership's cash balances decreased $151,082 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the six months ended June 30, 2013, the Partnership's cash balances decreased $413,567 as a result of cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities, which were partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $236,799 in 2013 to $275,835 in 2014 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which was partially offset by a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014.  During 2013, cash from operations was reduced by $28,668 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2013, the Partnership generated cash flow from the sale of real estate of $1,469,582.  During the six months ended June 30, 2013, the Partnership expended $1,680,000 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the six months ended June 30, 2014 and 2013, the Partnership declared distributions of $318,961 and $375,026, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $310,403 and $365,997 and the General Partners received distributions of $8,558 and $9,029 for the periods, respectively.  In 2014, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014. In December 2013, the Partnership declared a special distribution of net sale proceeds of $40,404, which resulted in a higher distributions payable at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 and $111,111 in 2014 and 2013, respectively.  The Limited Partners received distributions of $50,000 and $110,000 and the General Partners received distributions of $505 and $1,111 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $7.08 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2014, two Limited Partners redeemed a total of 20.0 Partnership Units for $13,536 in accordance with the Partnership Agreement.  On April 1, 2013, five Limited Partners redeemed a total of 90.0 Partnership Units for $61,560.  The Partnership acquired these Units using Net Cash Flow from operations.  The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these redemption payments and pursuant to the Partnership Agreement, the General Partners received distributions of $419 and $1,904 in 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/14 to 4/30/14	20.00	$676.80	1,451.56(1)	(2)

5/1/14 to 5/31/14	--	--	--	--

6/1/14 to 6/30/14	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2014	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)