Form 10-Q
period 2014-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2014-11-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheet as of September 30, 2014 and December 31, 2013	3

	Statements for the Periods ended September 30, 2014 and 2013:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II – Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEET

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Current Assets:
Cash	$1,485,608	$1,629,308

Real Estate Held for Investment:
Land	2,367,033	2,367,033
Buildings and Equipment	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Investments, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,707,323)	(1,438,673)
Real Estate Held for Investment, Net	8,221,414	8,490,064
Real Estate Held for Sale	550,000	550,000
Total Real Estate	8,771,414	9,040,064
Total Assets	$10,257,022	$10,669,372

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$31,197	$31,983
Distributions Payable	134,022	228,023
Unearned Rent	24,027	9,058
Total Current Liabilities	189,246	269,064

Partners’ Capital:
General Partners	642	9,608
Limited Partners – 24,000 Units authorized; 15,466 and 15,486 Units issued and outstanding as of 9/30/14 and 12/31/13, respectively	10,067,134	10,390,700
Total Partners' Capital	10,067,776	10,400,308
Total Liabilities and Partners' Capital	$10,257,022	$10,669,372

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$178,393	$176,162	$534,764	$489,598

Expenses:
Partnership Administration – Affiliates	37,640	34,799	110,948	109,562
Partnership Administration and Property Management – Unrelated Parties	4,559	667	28,962	25,281
Property Acquisition	0	4,919	0	33,587
Depreciation and Amortization	77,111	77,111	231,333	207,661
Total Expenses	119,310	117,496	371,243	376,091

Operating Income	59,083	58,666	163,521	113,507

Other Income:
Interest Income	1,073	706	3,255	3,182

Income From Continuing Operations	60,156	59,372	166,776	116,689

Income (Loss) from Discontinued Operations	(12,269)	17,762	(32,369)	651,935

Net Income	$47,887	$77,134	$134,407	$768,624

Net Income Allocated:
General Partners	$1,436	$8,914	$4,032	$20,938
Limited Partners	46,451	68,220	130,375	747,686
Total	$47,887	$77,134	$134,407	$768,624

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$3.77	$3.71	$10.46	$7.28
Discontinued Operations	(.77)	.69	(2.03)	40.80
Total – Basic and Diluted	$3.00	$4.40	$8.43	$48.08

Weighted Average Units Outstanding – Basic and Diluted	15,466	15,521	15,472	15,551

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2014	2013
Cash Flows from Operating Activities:
Net Income	$134,407	$768,624

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,650	265,040
Real Estate Impairment	0	382,526
Gain on Sale of Real Estate	0	(954,419)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(786)	(7,410)
Increase (Decrease) in Unearned Rent	14,969	14,640
Total Adjustments	282,833	(299,623)
Net Cash Provided By Operating Activities	417,240	469,001

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,680,000)
Proceeds from Sale of Real Estate	0	2,670,081
Net Cash Provided By Investing Activities	0	990,081

Cash Flows from Financing Activities:
Distributions Paid to Partners	(546,985)	(563,268)
Redemption Payments	(13,955)	(63,464)
Net Cash Used For Financing Activities	(560,940)	(626,732)

Net Increase (Decrease) in Cash	(143,700)	832,350

Cash, beginning of period	1,629,308	899,910

Cash, end of period	$1,485,608	$1,732,260

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(14,272)	(548,996)	(563,268)

Redemption Payments	(1,904)	(61,560)	(63,464)	(90.00)

Net Income	20,938	747,686	768,624

Balance, September 30, 2013	$9,411	$10,635,693	$10,645,104	15,521.20

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(12,579)	(440,405)	(452,984)

Redemption Payments	(419)	(13,536)	(13,955)	(20.00)

Net Income	4,032	130,375	134,407

Balance, September 30, 2014	$642	$10,067,134	$10,067,776	15,465.67

The accompanying Notes to Financial Statements are an integral part of this statement.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

During the first nine months of 2014 and 2013, the Partnership distributed net sale proceeds of $50,505 and $131,313, respectively.  The Limited Partners received distributions of $50,000 and $130,000 and the General Partners received distributions of $505 and $1,313 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $8.37 per Unit for the periods, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continued to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At September 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

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

In September 2014, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $613,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(6)  Discontinued Operations – (Continued)

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Rental Income	$0	$30,476	$0	$120,692
Property Management Expenses	(12,269)	(436)	(32,369)	(3,328)
Depreciation	0	(7,330)	0	(37,322)
Real Estate Impairment	0	(382,526)	0	(382,526)
Gain on Disposal of Real Estate	0	377,578	0	954,419
Income (Loss) from Discontinued Operations	$(12,269)	$17,762	$(32,369)	$651,935

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Cash Flows from Discontinued Operations:
Operating Activities	$(12,269)	$30,040	$(32,369)	$117,364
Investing Activities	$0	$1,200,499	$0	$2,670,081

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(7)  Fair Value Measurements – (Continued)

At September 30, 2014 and December 31, 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure under this pronouncement.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP).  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2014 and 2013, the Partnership recognized rental income from continuing operations of $534,764 and $489,598, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and a rent increase on one property.  Based on the scheduled rent for the properties as of October 31, 2014, the Partnership expects to recognize rental income from continuing operations of approximately $714,000 and $724,000 in 2014 and 2015, respectively.

For the nine months ended September 30, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $110,948 and $109,562, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,962 and $25,281, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2013, the Partnership incurred property acquisition expenses of $33,587 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.

For the nine months ended September 30, 2014 and 2013, the Partnership recognized interest income of $3,255 and $3,182, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2014, the Partnership recognized a loss from discontinued operations of $32,369, representing property management expenses.  For the nine months ended September 30, 2013, the Partnership recognized income from discontinued operations of $651,935, representing rental income less property management expenses and depreciation of $80,042 and gain on disposal of real estate of $954,419, which were partially offset by a real estate impairment of $382,526.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continued to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At September 30, 2014 and December 31, 2013, the property was classified as Real Estate Held for Sale.

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

In September 2014, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $613,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase agreement with similar economic terms.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2014, the Partnership's cash balances decreased $143,700 as a result of distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.  During the nine months ended September 30, 2013, the Partnership's cash balances increased $832,350 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property and distributions and redemption payments paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $469,001 in 2013 to $417,240 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013, cash from operations was reduced by $33,587 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2013, the Partnership generated cash flow from the sale of real estate of $2,670,081.  During the nine months ended September 30, 2013, the Partnership expended $1,680,000 to invest in real properties as the Partnership reinvested cash generated from property sales.

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

For the nine months ended September 30, 2014 and 2013, the Partnership declared distributions of $452,984 and $563,268, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $440,405 and $548,996 and the General Partners received distributions of $12,579 and $14,272 for the periods, respectively.  In 2014, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014. In December 2013, the Partnership declared a special distribution of net sale proceeds of $40,404, which resulted in a higher distributions payable at December 31, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 and $131,313 in 2014 and 2013, respectively.  The Limited Partners received distributions of $50,000 and $130,000 and the General Partners received distributions of $505 and $1,313 for the periods, respectively.  The Limited Partners’ distributions represented $3.23 and $8.37 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2014	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)