Form 10-K
period 2014-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2015-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2014

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
☐ Yes    ☒ No

As of June 30, 2014, there were 15,443.664 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $15,443,664.

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

ITEM 1.  BUSINESS.  (Continued)

The prospectus under which Units were initially sold indicated that the General Partners intended to liquidate the Partnership 12 to 15 years after formation, depending upon the then current real estate and money markets, the economic climate and the income tax consequences to the Limited Partners.  Before June 30, 2015, the Managing General Partner anticipates that it will mail a proxy statement to the Limited Partners that will allow them to vote on whether to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.

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

Property Activity During the Last Three Years

As of December 31, 2011, the Partnership owned a significant interest in nine properties and a minor interest in three properties with a total cost of $12,278,964.  During the years ended December 31, 2012 and 2013, the Partnership sold six property interests and received net sale proceeds of $1,396,648 and $2,695,281, which resulted in net gains of $476,312 and $979,619, respectively.  During 2012 and 2013, the Partnership expended $824,500 and $1,680,000, respectively, to purchase two additional properties as it reinvested cash generated from property sales.  As of December 31, 2014, the Partnership owned a significant interest in eight properties with a total cost of $10,764,616.

Major Tenants

During 2014, six tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 92% of total rental income in 2014.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2015.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2014.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Johnny Carino’s Restaurant Longmont, CO (50%)	12/30/03	$1,293,405		(1)

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$87,168	$19.16

Applebee’s Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$143,978	$45.62

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$108,697	$9.86

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$149,302	$14.89

Staples Store Clermont, FL (28%)	10/21/11	$897,288	(2)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(2)	PetSmart, Inc.	$65,560	$14.97

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(2)	St. Vincent Health System	$139,659	$22.83

(1)  The property is vacant and listed for sale.
(2)  Does not include acquisition costs that were expensed.

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

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

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties whose carrying value was reduced by a real estate impairment and properties purchased after January 1, 2009.  Real estate impairments, which are recorded against the book cost of the land and depreciable property, are not recognized for tax purposes.  For properties purchased after January 1, 2009, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2014, all properties listed above were 100% occupied.  The only exception is the Johnny Carino’s restaurant that became vacant in March 2014.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2014, there were 711 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $16,600 and $19,294 were made to the General Partners and $570,405 and $771,996 were made to the Limited Partners for 2014 and 2013, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $50,000 and $220,000 in 2014 and 2013, respectively.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year.  The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement.  Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/14 to 10/31/14	331.40	$670.50	1,782.96(1)	(2)

11/1/14 to 11/30/14	--	--	--	--

12/1/14 to 12/31/14	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2014 and 2013, the Partnership recognized rental income from continuing operations of $713,838 and $666,422, respectively.  In 2014, rental income increased due to additional rent received from one property acquisition in 2013 and rent increases on two properties.  Based on the scheduled rent for the properties as of February 28, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $724,000 in 2015.

For the years ended December 31, 2014 and 2013, the Partnership incurred Partnership administration expenses from affiliated parties of $149,822 and $144,163, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $33,676 and $28,436, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the year ended December 31, 2013, the Partnership incurred property acquisition expenses of $35,444 related to the purchase of the St. Vincent Medical Clinic in Lonoke, Arkansas.

For the years ended December 31, 2014 and 2013, the Partnership recognized interest income of $4,159 and $4,354, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the year ended December 31, 2014, the Partnership recognized a loss from discontinued operations of $42,578, representing property management expenses.  For the year ended December 31, 2013, the Partnership recognized income from discontinued operations of $599,041, representing rental income less property management expenses and depreciation of $76,948 and gain on disposal of real estate of $979,619, which were partially offset by real estate impairments of $457,526.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continued to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At December 31, 2014 and 2013, the property was classified as Real Estate Held for Sale.

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

In September 2014, the Partnership entered into an agreement to sell the property to an unrelated third party. If the sale was completed, the Partnership expected to receive net proceeds of approximately $613,000.  The buyer subsequently withdrew the offer.  In February 2015, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $542,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the year ended December 31, 2014, the Partnership's cash balances decreased $382,821 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2013, the Partnership's cash balances increased $729,398 as a result of cash generated from the sale of property, which was partially offset by cash used to purchase property, and by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $554,246 in 2013 to $536,591 in 2014 as a result of a decrease in total rental and interest income in 2014 and an increase in Partnership administration and property management expenses in 2014, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.  During 2013, cash from operations was reduced by $35,444 of acquisition expenses related to the purchase of real estate.  Pursuant to accounting guidance, these expenses were reflected as operating cash outflows.  However, pursuant to the Partnership Agreement, acquisition expenses were funded with proceeds from property sales.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2013, the Partnership generated cash flow from the sale of real estate of $2,695,281.  During the year ended December 31, 2013, the Partnership expended $1,680,000 to invest in real properties as the Partnership reinvested cash generated from property sales.

On June 6, 2013, the Partnership purchased a St. Vincent Medical Clinic in Lonoke, Arkansas for $1,680,000.  The property is leased to St. Vincent Health System under a Lease Agreement with a remaining primary term of 10.4 years (as of the date of purchase) and annual rent of $131,642.

The Partnership's primary use of cash flow, other than investment in real estate, is distribution payments to Partners and cash used to repurchase Units.  The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.  The Partnership attempts to maintain a stable distribution rate from quarter to quarter.  The Partnership may repurchase tendered Units on April 1st and October 1st of each year subject to limitations.

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $587,005 and $791,290, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $570,405 and $771,996 and the General Partners received distributions of $16,600 and $19,294 for the years, respectively.  In 2014, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014. In December 2013, the Partnership declared a special distribution of net sale proceeds of $40,404, which resulted in a higher distributions payable at December 31, 2013.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 and $222,222 in 2014 and 2013, respectively.  The Limited Partners received distributions of $50,000 and $220,000 and the General Partners received distributions of $505 and $2,222 for the years, respectively.  The Limited Partners’ distributions represented $3.23 and $14.18 per Unit for the years, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

On April 1, 2014, the Partnership repurchased a total of 20.0 Units for $13,536 from two Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2014, the Partnership repurchased a total of 331.41 Units for $222,207 from 13 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2013, the Partnership repurchased a total of 125.53 Units for $85,961 from eight Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 1,306.02 Units for $1,032,943 from 78 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,663 and $2,659 in 2014 and 2013, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2014 and 2013	17

Statements for the Years Ended December 31, 2014 and 2013:

Income	18

Cash Flows	19

Changes in Partners’ Capital (Deficit)	20

Notes to Financial Statements	21 – 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2014 and 2013, and the related statements of income, cash flows and changes in partners' capital for each of the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 27, 2015

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2014	2013
Current Assets:
Cash	$1,246,487	$1,629,308

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,796,867)	(1,438,673)
Real Estate Held for Investment, Net	8,131,870	8,490,064
Real Estate Held for Sale	550,000	550,000
Total Real Estate Investments	8,681,870	9,040,064
Total Assets	$9,928,357	$10,669,372

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$26,900	$31,983
Distributions Payable	134,022	228,023
Unearned Rent	9,058	9,058
Total Current Liabilities	169,980	269,064

Partners’ Capital (Deficit):
General Partners	(4,151)	9,608
Limited Partners – 24,000 Units authorized; 15,134 and 15,486 Units issued and outstanding as of December 31, 2014 and 2013, respectively	9,762,528	10,390,700
Total Partners' Capital	9,758,377	10,400,308
Total Liabilities and Partners' Capital	$9,928,357	$10,669,372

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013

Rental Income	$713,838	$666,422

Expenses:
Partnership Administration – Affiliates	149,822	144,163
Partnership Administration and Property Management – Unrelated Parties	33,676	28,436
Property Acquisition	0	35,444
Depreciation and Amortization	308,441	284,768
Total Expenses	491,939	492,811

Operating Income	221,899	173,611

Other Income:
Interest Income	4,159	4,354

Income from Continuing Operations	226,058	177,965

Income (Loss) from Discontinued Operations	(42,578)	599,041

Net Income	$183,480	$777,006

Net Income Allocated:
General Partners	$5,504	$26,912
Limited Partners	177,976	750,094
Total	$183,480	$777,006

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$14.25	$11.11
Discontinued Operations	(2.68)	37.17
Total – Basic and Diluted	$11.57	$48.28

Weighted Average Units Outstanding – Basic and Diluted	15,388	15,535

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013

Cash Flows from Operating Activities:
Net Income	$183,480	$777,006

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	358,194	354,583
Real Estate Impairment	0	457,526
Gain on Sale of Real Estate	0	(979,619)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,083)	(55,250)
Total Adjustments	353,111	(222,760)
Net Cash Provided By Operating Activities	536,591	554,246

Cash Flows from Investing Activities:
Investments in Real Estate	0	(1,680,000)
Proceeds from Sale of Real Estate	0	2,695,281
Net Cash Provided By Investing Activities	0	1,015,281

Cash Flows from Financing Activities:
Distributions Paid to Partners	(681,006)	(751,509)
Repurchase of Partnership Units	(238,406)	(88,620)
Net Cash Used For Financing Activities	(919,412)	(840,129)

Net Increase (Decrease) in Cash	(382,821)	729,398

Cash, beginning of year	1,629,308	899,910

Cash, end of year	$1,246,487	$1,629,308

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2012	$4,649	$10,498,563	$10,503,212	15,611.20

Distributions Declared	(19,294)	(771,996)	(791,290)

Repurchase of Partnership Units	(2,659)	(85,961)	(88,620)	(125.53)

Net Income	26,912	750,094	777,006

Balance, December 31, 2013	9,608	10,390,700	10,400,308	15,485.67

Distributions Declared	(16,600)	(570,405)	(587,005)

Repurchase of Partnership Units	(2,663)	(235,743)	(238,406)	(351.41)

Net Income	5,504	177,976	183,480

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

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
DECEMBER 31, 2014 AND 2013

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2011, and with few exceptions, is no longer subject to state tax examinations for tax years before 2011.

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
DECEMBER 31, 2014 AND 2013

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
DECEMBER 31, 2014 AND 2013

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

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 25 years.  Intangible lease assets are amortized using the straight-line method for financial reporting purposes based on the remaining life of the lease.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership includes the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassifies the prior periods’ operating results of the property to discontinued operations.

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method.  Each tenant-in-common owns a separate, undivided interest in the properties.  Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests.  The financial statements reflect only this Partnership's percentage share of the properties' land, building, liabilities, revenues and expenses.

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2014 and 2013.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

Fair value, as defined by US GAAP, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  US GAAP establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  US GAAP requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.   Level 2 inputs are market data, other than Level 1 inputs, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

At December 31, 2014 and 2013, the Partnership had no financial assets or liabilities measured at fair value on a recurring basis or nonrecurring basis that would require disclosure.  The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2014 and 2013.

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

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2014 and 2013.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Recently Adopted Accounting Standards

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(3)  Related Party Transactions – (Continued)

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2014	2013

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners. These amounts included $2,194 and $0 of expenses related to Discontinued Operations in 2014 and 2013, respectively.	$152,016	$144,163

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $40,384 and $12,855 of expenses related to Discontinued Operations in 2014 and 2013, respectively.	$74,060	$41,291

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of properties on behalf of the Partnership.	$0	$35,444

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$91,957

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments –

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2014 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$227,176
Applebee’s, Crawfordsville, IN	506,030	1,350,626	1,856,656	432,200
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	370,962
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	418,963
Staples, Clermont, FL	239,400	540,935	780,335	69,419
PetSmart, Galveston TX	340,000	280,048	620,048	31,272
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	55,409
	$2,367,033	$6,628,822	$8,995,855	$1,605,401

For the years ended December 31, 2014 and 2013, the Partnership recognized depreciation expense for properties not held for sale of $265,152 and $248,679, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(4)  Real Estate Investments – (Continued)

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

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 89 and 101 months, respectively)	$418,089	$103,666	$418,089	$60,377

Above-Market Lease Intangibles (weighted average life of 103 and 115 months, respectively)	514,793	87,800	514,793	38,047
Acquired Intangible Lease Assets	$932,882	$191,466	$932,882	$98,424

For the years ended December 31, 2014 and 2013, the value of in-place lease intangibles amortized to expense was $43,289 and $36,089 and the decrease to rental income for above-market leases was $49,753 and $32,493, respectively.  For lease intangibles not held for sale at December 31, 2014, the estimated amortization expense is $43,289 and the estimated decrease to rental income is $49,753 for each of the next five succeeding years.

For properties owned as of December 31, 2014, the minimum future rent payments required by the leases are as follows:

2015	$774,046
2016	790,461
2017	804,352
2018	809,548
2019	677,289
Thereafter	2,075,233
$5,930,929

There were no contingent rents recognized in 2014 and 2013.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2014	2013

Best Buy Stores, L.P.	Retail	$148,887	$144,325
Apple American Group	Restaurant	143,978	195,127
Tractor Supply Company	Retail	108,697	108,697
St. Vincent Health System	Health Care	94,846	N/A
Advance Stores Company	Retail	87,168	87,168
Staples	Retail	73,031	N/A
Aggregate rental income of major tenants		$656,607	$535,317
Aggregate rental income of major tenants as a percentage of total rental income		92%	67%

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

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  In November 2013, the Partnership entered into a non-binding letter of intent to sell the property to an unrelated third party.  If the sale was completed, the Partnership expected to receive net proceeds of approximately $625,000.  Based on its long-lived asset valuation analysis, the Partnership determined the Johnny Carino’s restaurant was impaired.  As a result, in the third quarter of 2013, a charge to discontinued operations for real estate impairment of $382,526 was recognized, which was the difference between the carrying value at September 30, 2013 of $1,007,526 and the estimated fair value of $625,000.  The buyer subsequently withdrew the offer.  The Partnership continued to seek a buyer for the property.  Based on its long-lived asset valuation analysis, in the fourth quarter of 2013, the Partnership recognized an additional real estate impairment of $75,000 to decrease the carrying value to the estimated fair value of $550,000 as of December 31, 2013.  The charges were recorded against the cost of the land and building.  At December 31, 2014 and 2013, the property was classified as Real Estate Held for Sale.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(6)  Discontinued Operations – (Continued)

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

In September 2014, the Partnership entered into an agreement to sell the property to an unrelated third party. If the sale was completed, the Partnership expected to receive net proceeds of approximately $613,000.  The buyer subsequently withdrew the offer.  In February 2015, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $542,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2014	2013

Rental Income	$0	$127,125
Property Management Expenses	(42,578)	(12,855)
Depreciation	0	(37,322)
Real Estate Impairment	0	(457,526)
Gain on Disposal of Real Estate	0	979,619
Income (Loss) from Discontinued Operations	$(42,578)	$599,041

	2014	2013

Cash Flows from Discontinued Operations:
Operating Activities	$(42,578)	$114,270
Investing Activities	$0	$2,695,281

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(7)  Partners’ Capital –

For the years ended December 31, 2014 and 2013, the Partnership declared distributions of $587,005 and $791,290, respectively.  The Limited Partners received distributions of $570,405 and $771,996 and the General Partners received distributions of $16,600 and $19,294 for the years, respectively.  The Limited Partners' distributions represented $37.07 and $49.69 per Limited Partnership Unit outstanding using 15,388 and 15,535 weighted average Units in 2014 and 2013, respectively.  The distributions represented $10.70 and $42.73 per Unit of Net Income and $26.37 and $6.96 per Unit of return of capital in 2014 and 2013, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 and $222,222 in 2014 and 2013, respectively.  The Limited Partners received distributions of $50,000 and $220,000 and the General Partners received distributions of $505 and $2,222 for the years, respectively.  The Limited Partners’ distributions represented $3.23 and $14.18 per Unit for the years, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

On April 1, 2014, the Partnership repurchased a total of 20.0 Units for $13,536 from two Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2014, the Partnership repurchased a total of 331.41 Units for $222,207 from 13 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2013, the Partnership repurchased a total of 125.53 Units for $85,961 from eight Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,663 and $2,659 in 2014 and 2013, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2014	2013

Net Income for Financial Reporting Purposes	$183,480	$777,006

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	122,119	123,039

Income Accrued for Tax Purposes Over (Under) Income for Financial Reporting Purposes	18,344	12,868

Acquisition Costs Expensed for Financial Reporting Purposes, Capitalized for Tax Purposes	0	35,444

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	5,975	9,500

Real Estate Impairment Loss Not Recognized for Tax Purposes	0	457,526

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(158,191)
Taxable Income to Partners	$329,918	$1,257,192

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2014	2013

Partners' Capital for Financial Reporting Purposes	$9,758,377	$10,400,308

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,206,421	1,084,302

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	40,270	21,926

Property Expenses for Tax Purposes Under Expenses for Financial Reporting Purposes	15,475	9,500

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$13,439,269	$13,934,762

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 45 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 70, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2015.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 55, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2015.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2014.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2014 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2015:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.15%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	5.45%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2014 and 2013.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2014, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2014.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2014

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$2,961,089

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$672,057

General Partners	3% of Net Cash Flow in any fiscal year.	$457,845

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$32,491

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013

Audit Fees	$16,354	$15,825
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$16,354	$15,825

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

10.2
Assignment and Assumption of Lease dated January 19, 2007 between the Partnership, AEI Income & Growth Fund 24 LLC and AEI Fund Management, Inc. relating to the Property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit 10.2 of Form 8-K filed January 25, 2007).

10.3
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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 27, 2015	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 27, 2015
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 27, 2015
Patrick W. Keene	(Principal Accounting Officer)