Form 10-Q
period 2015-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2015-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2015 and December 31, 2014	3

	Statements for the Three Months ended March 31, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,282,822	$1,246,487

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,886,416)	(1,796,867)
Real Estate Held for Investment, Net	8,042,321	8,131,870
Real Estate Held for Sale	550,000	550,000
Total Real Estate Investments	8,592,321	8,681,870
Total Assets	$9,875,143	$9,928,357

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$54,234	$26,900
Distributions Payable	132,061	134,022
Unearned Rent	30,452	9,058
Total Current Liabilities	216,747	169,980

Partners’ Capital (Deficit):
General Partners	(7,151)	(4,151)
Limited Partners – 24,000 Units authorized; 15,134 Units issued and outstanding as of 3/31/15 and 12/31/14	9,665,547	9,762,528
Total Partners' Capital	9,658,396	9,758,377
Total Liabilities and Partners' Capital	$9,875,143	$9,928,357

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2015	2014

Rental Income	$179,411	$177,978

Expenses:
Partnership Administration – Affiliates	39,783	37,915
Partnership Administration and Property Management – Unrelated Parties	14,660	10,941
Depreciation and Amortization	77,111	77,111
Total Expenses	131,554	125,967

Operating Income	47,857	52,011

Other Income:
Interest Income	886	1,111

Income From Continuing Operations	48,743	53,122

Loss from Discontinued Operations	(16,663)	(6,036)

Net Income	$32,080	$47,086

Net Income Allocated:
General Partners	$962	$1,413
Limited Partners	31,118	45,673
Total	$32,080	$47,086

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$3.13	$3.33
Discontinued Operations	(1.07)	(.38)
Total – Basic and Diluted	$2.06	$2.95

Weighted Average Units Outstanding – Basic and Diluted	15,134	15,486

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2015	2014
Cash Flows from Operating Activities:
Net Income	$32,080	$47,086

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,549	89,550
Increase (Decrease) in Payable to AEI Fund Management, Inc.	27,334	(4,630)
Increase (Decrease) in Unearned Rent	21,394	21,054
Total Adjustments	138,277	105,974
Net Cash Provided By (Used For) Operating Activities	170,357	153,060

Cash Flows from Financing Activities:
Distributions Paid to Partners	(134,022)	(228,023)

Net Increase (Decrease) in Cash	36,335	(74,963)

Cash, beginning of period	1,246,487	1,629,308

Cash, end of period	$1,282,822	$1,554,345

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(4,538)	(180,401)	(184,939)

Net Income	1,413	45,673	47,086

Balance, March 31, 2014	$6,483	$10,255,972	$10,262,455	15,485.67

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(3,962)	(128,099)	(132,061)

Net Income	962	31,118	32,080

Balance, March 31, 2015	$(7,151)	$9,665,547	$9,658,396	15,134.26

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10-K.

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

In May 2015, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  The votes are scheduled to be counted on June 17, 2015.

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

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

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership has reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $572,000, which will result in a net gain of approximately $22,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2015	2014

Rental Income	$1,697	$0
Property Management Expenses	(18,360)	(6,036)
Loss from Discontinued Operations	$(16,663)	$(6,036)

	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$(16,663)	$(6,036)

(5)  Fair Value Measurements –

As of March 31, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, will be affected if management’s estimates or assumptions prove inaccurate.

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

Results of Operations

For the three months ended March 31, 2015 and 2014, the Partnership recognized rental income from continuing operations of $179,411 and $177,978, respectively.  In 2015, rental income increased due to rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $724,000 in 2015.

For the three months ended March 31, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $39,783 and $37,915, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,660 and $10,941, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2015 and 2014, the Partnership recognized interest income of $886 and $1,111, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the three months ended March 31, 2015, the Partnership recognized a loss from discontinued operations of $16,663, representing property management expenses, which were partially offset by rental income.  For the three months ended March 31, 2014, the Partnership recognized a loss from discontinued operations of $6,036, representing property management expenses.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership has reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $572,000, which will result in a net gain of approximately $22,000.  If the sale is not completed, the owners will seek another buyer for the property and may not be able to negotiate a purchase with similar economic terms.

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

Liquidity and Capital Resources

During the three months ended March 31, 2015, the Partnership's cash balances increased $36,335 as a result of cash generated from operating activities in excess of distributions paid to the Partners.  During the three months ended March 31, 2014, the Partnership's cash balances decreased $74,963 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $153,060 in 2014 to $170,357 in 2015 as a result of an increase in total rental and interest income in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in Partnership administration and property management expenses in 2015.

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

For the three months ended March 31, 2015 and 2014, the Partnership declared distributions of $132,061 and $184,939, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $128,099 and $180,401 and the General Partners received distributions of $3,962 and $4,538 for the periods, respectively.  In 2015, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 in 2014.  The Limited Partners received distributions of $50,000 and the General Partners received distributions of $505 for the period.  The Limited Partners’ distributions represented $3.23 per Unit for the period.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2015 and 2014, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2015	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)