Form 10-Q
period 2015-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2015-08-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2015 and December 31, 2014	3

	Statements for the Periods ended June 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,456,888	$1,246,487

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(1,975,965)	(1,796,867)
Real Estate Held for Investment, Net	7,952,772	8,131,870
Real Estate Held for Sale	0	550,000
Total Real Estate Investments	7,952,772	8,681,870
Total Assets	$9,409,660	$9,928,357

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,221	$26,900
Distributions Payable	129,177	134,022
Unearned Rent	19,540	9,058
Total Current Liabilities	169,938	169,980

Partners’ Capital (Deficit):
General Partners	80	(4,151)
Limited Partners – 24,000 Units authorized; 14,639 and 15,134 Units issued and outstanding as of 6/30/15 and 12/31/14, respectively	9,239,642	9,762,528
Total Partners' Capital	9,239,722	9,758,377
Total Liabilities and Partners' Capital	$9,409,660	$9,928,357

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$180,442	$178,393	$359,853	$356,371

Expenses:
Partnership Administration – Affiliates	46,751	35,393	86,534	73,308
Partnership Administration and Property Management – Unrelated Parties	15,788	16,505	30,448	27,446
Depreciation and Amortization	77,111	77,111	154,222	154,222
Total Expenses	139,650	129,009	271,204	254,976

Operating Income	40,792	49,384	88,649	101,395

Other Income:
Interest Income	675	1,071	1,561	2,182

Income From Continuing Operations	41,467	50,455	90,210	103,577

Income (Loss) from Discontinued Operations	11,729	(11,021)	(4,934)	(17,057)

Net Income	$53,196	$39,434	$85,276	$86,520

Net Income Allocated:
General Partners	$14,534	$1,183	$15,496	$2,596
Limited Partners	38,662	38,251	69,780	83,924
Total	$53,196	$39,434	$85,276	$86,520

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$2.75	$3.16	$5.88	$6.49
Discontinued Operations	(.11)	(.69)	(1.19)	(1.07)
Total – Basic and Diluted	$2.64	$2.47	$4.69	$5.42

Weighted Average Units Outstanding – Basic and Diluted	14,639	15,466	14,887	15,476

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$85,276	$86,520

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,098	179,100
Gain on Sale of Real Estate	(21,525)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,679)	(10,840)
Increase (Decrease) in Unearned Rent	10,482	21,055
Total Adjustments	162,376	189,315
Net Cash Provided By (Used For) Operating Activities	247,652	275,835

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	571,525	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(266,084)	(412,962)
Repurchase of Partnership Units	(342,692)	(13,955)
Net Cash Provided By (Used For) Financing Activities	(608,776)	(426,917)

Net Increase (Decrease) in Cash	210,401	(151,082)

Cash, beginning of period	1,246,487	1,629,308

Cash, end of period	$1,456,888	$1,478,226

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(8,558)	(310,403)	(318,961)

Repurchase of Partnership Units	(419)	(13,536)	(13,955)	(20.00)

Net Income	2,596	83,924	86,520

Balance, June 30, 2014	$3,227	$10,150,685	$10,153,912	15,465.67

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(7,838)	(253,401)	(261,239)

Repurchase of Partnership Units	(3,427)	(339,265)	(342,692)	(495.35)

Net Income	15,496	69,780	85,276

Balance, June 30, 2015	$80	$9,239,642	$9,239,722	14,638.91

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

In May 2015, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On June 17, 2015, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2046, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  The tenant is behind on the rent, having paid rent through October 2013.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  While the property was vacant, the Partnership was responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership has reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  On June 19, 2015, the sale closed with the Partnership receiving net sale proceeds of $571,525, which resulted in a net gain of $21,525.  At the time of sale, the carrying value of the property was $550,000.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Rental Income	$0	$0	$1,697	$0
Property Management Expenses	(9,796)	(11,021)	(28,156)	(17,057)
Gain on Disposal of Real Estate	21,525	0	21,525	0
Income (Loss) from Discontinued Operations	$11,729	$(11,021)	$(4,934)	$(17,057)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$(9,796)	$(11,021)	$(26,459)	$(17,057)
Investing Activities	$571,525	$0	$571,525	$0

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners’ Capital –

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $261,239 and $318,961, respectively.  The Limited Partners received distributions of $253,401 and $310,403 and the General Partners received distributions of $7,838 and $8,558 for the periods, respectively.  The Limited Partners' distributions represented $17.02 and $20.06 per Limited Partnership Unit outstanding using 14,887 and 15,476 weighted average Units in 2015 and 2014, respectively.  The distributions represented $4.69 and $4.54 per Unit of Net Income and $12.33 and $15.52 per Unit of return of capital for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 in 2014.  The Limited Partners received distributions of $50,000 and the General Partners received distributions of $505.  The Limited Partners’ distributions represented $3.23 per Unit.

On April 1, 2015, the Partnership repurchased a total of 495.35 Units for $339,265 from 22 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2014, the Partnership repurchased a total of 20.0 Units for $13,536 from two Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,427 and $419 in 2015 and 2014, respectively.

(6)  Fair Value Measurements –

As of June 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $359,853 and $356,371, respectively.  In 2015, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of July 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $724,000 in 2015.

For the six months ended June 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $86,534 and $73,308, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,448 and $27,446, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The expenses were higher in 2015, when compared to 2014, as a result of costs incurred related to a Consent Statement (Proxy) that was mailed to investors in May 2015.

For the six months ended June 30, 2015 and 2014, the Partnership recognized interest income of $1,561 and $2,182, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the six months ended June 30, 2015, the Partnership recognized a loss from discontinued operations of $4,934, representing property management expenses, which were partially offset by rental income and gain on disposal of real estate.  For the six months ended June 30, 2014, the Partnership recognized a loss from discontinued operations of $17,057, representing property management expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  The tenant is behind on the rent, having paid rent through October 2013.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  While the property was vacant, the Partnership was responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino’s restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership has reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  On June 19, 2015, the sale closed with the Partnership receiving net sale proceeds of $571,525, which resulted in a net gain of $21,525.  At the time of sale, the carrying value of the property was $550,000.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, the Partnership's cash balances increased $210,401 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2014, the Partnership's cash balances decreased $151,082 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $275,835 in 2014 to $247,652 in 2015 as a result of an increase in Partnership administration and property management expenses in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2015.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2015, the Partnership generated cash flow from the sale of real estate of $571,525.

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

For the six months ended June 30, 2015 and 2014, the Partnership declared distributions of $261,239 and $318,961, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $253,401 and $310,403 and the General Partners received distributions of $7,838 and $8,558 for the periods, respectively.  In 2015, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $50,505 in 2014.  The Limited Partners received distributions of $50,000 and the General Partners received distributions of $505.  The Limited Partners’ distributions represented $3.23 per Unit.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

On April 1, 2015, the Partnership repurchased a total of 495.35 Units for $339,265 from 22 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2014, the Partnership repurchased a total of 20.0 Units for $13,536 from two Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,427 and $419 in 2015 and 2014, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/15 to 4/30/15	495.35	$684.90	2,278.31(1)	(2)

5/1/15 to 5/31/15	--	--	--	--

6/1/15 to 6/30/15	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 12, 2015	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)