Form 10-Q
period 2015-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2015-11-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2015

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Statements for the Periods ended September 30, 2015 and 2014:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Current Assets:
Cash	$1,503,713	$1,246,487

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(2,065,514)	(1,796,867)
Real Estate Held for Investment, Net	7,863,223	8,131,870
Real Estate Held for Sale	0	550,000
Total Real Estate Investments	7,863,223	8,681,870
Total Assets	$9,366,936	$9,928,357

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$5,369	$26,900
Distributions Payable	148,447	134,022
Unearned Rent	14,076	9,058
Total Current Liabilities	167,892	169,980

Partners’ Capital (Deficit):
General Partners	74	(4,151)
Limited Partners – 24,000 Units authorized; 14,639 and 15,134 Units issued and outstanding as of 9/30/15 and 12/31/14, respectively	9,198,970	9,762,528
Total Partners' Capital	9,199,044	9,758,377
Total Liabilities and Partners' Capital	$9,366,936	$9,928,357

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$181,590	$178,393	$541,443	$534,764

Expenses:
Partnership Administration – Affiliates	36,211	37,640	122,745	110,948
Partnership Administration and Property Management – Unrelated Parties	5,201	4,559	35,649	28,962
Depreciation and Amortization	77,111	77,111	231,333	231,333
Total Expenses	118,523	119,310	389,727	371,243

Operating Income	63,067	59,083	151,716	163,521

Other Income:
Interest Income	1,080	1,073	2,641	3,255

Income From Continuing Operations	64,147	60,156	154,357	166,776

Income (Loss) from Discontinued Operations	43,622	(12,269)	38,688	(32,369)

Net Income	$107,769	$47,887	$193,045	$134,407

Net Income Allocated:
General Partners	$3,841	$1,436	$19,337	$4,032
Limited Partners	103,928	46,451	173,708	130,375
Total	$107,769	$47,887	$193,045	$134,407

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$4.25	$3.77	$10.11	$10.46
Discontinued Operations	2.85	(.77)	1.62	(2.03)
Total – Basic and Diluted	$7.10	$3.00	$11.73	$8.43

Weighted Average Units Outstanding – Basic and Diluted	14,639	15,466	14,804	15,472

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2015	2014
Cash Flows from Operating Activities:
Net Income	$193,045	$134,407

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,647	268,650
Gain on Sale of Real Estate	(21,525)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(21,531)	(786)
Increase (Decrease) in Unearned Rent	5,018	14,969
Total Adjustments	230,609	282,833
Net Cash Provided By (Used For) Operating Activities	423,654	417,240

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	571,525	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(395,261)	(546,985)
Repurchase of Partnership Units	(342,692)	(13,955)
Net Cash Provided By (Used For) Financing Activities	(737,953)	(560,940)

Net Increase (Decrease) in Cash	257,226	(143,700)

Cash, beginning of period	1,246,487	1,629,308

Cash, end of period	$1,503,713	$1,485,608

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2013	$9,608	$10,390,700	$10,400,308	15,485.67

Distributions Declared	(12,579)	(440,405)	(452,984)

Repurchase of Partnership Units	(419)	(13,536)	(13,955)	(20.00)

Net Income	4,032	130,375	134,407

Balance, September 30, 2014	$642	$10,067,134	$10,067,776	15,465.67

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(11,685)	(398,001)	(409,686)

Repurchase of Partnership Units	(3,427)	(339,265)	(342,692)	(495.35)

Net Income	19,337	173,708	193,045

Balance, September 30, 2015	$74	$9,198,970	$9,199,044	14,638.91

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Rental Income	$0	$0	$1,697	$0
Bankruptcy Claim Payment Received	43,813	0	43,813	0
Property Management Expenses	(191)	(12,269)	(28,347)	(32,369)
Gain on Disposal of Real Estate	0	0	21,525	0
Income (Loss) from Discontinued Operations	$43,622	$(12,269)	$38,688	$(32,369)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Cash Flows from Discontinued Operations:
Operating Activities	$43,622	$(12,269)	$17,163	$(32,369)
Investing Activities	$0	$0	$571,525	$0

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners’ Capital –

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $409,686 and $452,984, respectively.  The Limited Partners received distributions of $398,001 and $440,405 and the General Partners received distributions of $11,685 and $12,579 for the periods, respectively.  The Limited Partners' distributions represented $26.88 and $28.46 per Limited Partnership Unit outstanding using 14,804 and 15,472 weighted average Units in 2015 and 2014, respectively.  The distributions represented $11.73 and $7.55 per Unit of Net Income and $15.15 and $20.91 per Unit of return of capital for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 and $50,505 in 2015 and 2014, respectively.  The Limited Partners received distributions of $30,000 and $50,000 and the General Partners received distributions of $303 and $505 for the periods, respectively.  The Limited Partners’ distributions represented $2.05 and $3.23 per Unit for the periods, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2015 and December 31, 2014, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2015 and 2014, the Partnership recognized rental income from continuing operations of $541,443 and $534,764, respectively.  In 2015, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2015, the Partnership expects to recognize rental income from continuing operations of approximately $724,000 and $741,000 in 2015 and 2016, respectively.

For the nine months ended September 30, 2015 and 2014, the Partnership incurred Partnership administration expenses from affiliated parties of $122,745 and $110,948, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,649 and $28,962, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.  The expenses were higher in 2015, when compared to 2014, as a result of costs incurred related to a Consent Statement (Proxy) that was mailed to investors in May 2015.

For the nine months ended September 30, 2015 and 2014, the Partnership recognized interest income of $2,641 and $3,255, respectively.

Prior to January 1, 2014, upon complete disposal of a property or classification of a property as Real Estate Held for Sale, the Partnership included the operating results and sale of the property in discontinued operations.  In addition, the Partnership reclassified the prior periods’ operating results of the property to discontinued operations.  For the nine months ended September 30, 2015, the Partnership recognized income from discontinued operations of $38,688, representing rental income and a bankruptcy claim payment received less property management expenses of $17,163 and gain on disposal of real estate of $21,525.  For the nine months ended September 30, 2014, the Partnership recognized a loss from discontinued operations of $32,369, representing property management expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, the Partnership's cash balances increased $257,226 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2014, the Partnership's cash balances decreased $143,700 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $417,240 in 2014 to $423,654 in 2015 as a result of an increase in total rental and interest income in 2015, which was partially offset by an increase in Partnership administration and property management expenses in 2015 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2015, the Partnership generated cash flow from the sale of real estate of $571,525.

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

For the nine months ended September 30, 2015 and 2014, the Partnership declared distributions of $409,686 and $452,984, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $398,001 and $440,405 and the General Partners received distributions of $11,685 and $12,579 for the periods, respectively.  In 2015, distributions declared were lower due to a decrease in the distribution rate per Unit, effective April 1, 2014.  Effective July 1, 2015, the distribution rate per Unit was increased, but not back to the level in effect for the first quarter of 2014.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 and $50,505 in 2015 and 2014, respectively.  The Limited Partners received distributions of $30,000 and $50,000 and the General Partners received distributions of $303 and $505 for the periods, respectively.  The Limited Partners’ distributions represented $2.05 and $3.23 per Unit for the periods, respectively.  The Partnership anticipates the remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2015	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)