Form 10-Q
period 2016-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2016-05-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Statements for the Three Months ended March 31, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,377,728	$1,315,575

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(2,244,610)	(2,155,061)
Real Estate Held for Investment, Net	7,684,127	7,773,676
Total Assets	$9,061,855	$9,089,251

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$19,283	$11,441
Distributions Payable	146,803	146,803
Unearned Rent	43,969	9,620
Total Current Liabilities	210,055	167,864

Partners’ Capital (Deficit):
General Partners	(2,058)	30
Limited Partners – 24,000 Units authorized; 14,355 Units issued and outstanding as of 3/31/16 and 12/31/15	8,853,858	8,921,357
Total Partners' Capital	8,851,800	8,921,387
Total Liabilities and Partners' Capital	$9,061,855	$9,089,251

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2016	2015

Rental Income	$184,322	$179,411

Expenses:
Partnership Administration – Affiliates	30,046	39,783
Partnership Administration and Property Management – Unrelated Parties	9,452	14,660
Depreciation and Amortization	77,111	77,111
Total Expenses	116,609	131,554

Operating Income	67,713	47,857

Other Income:
Interest Income	948	886

Income From Continuing Operations	68,661	48,743

Income (Loss) from Discontinued Operations	8,555	(16,663)

Net Income	$77,216	$32,080

Net Income Allocated:
General Partners	$2,316	$962
Limited Partners	74,900	31,118
Total	$77,216	$32,080

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$4.64	$3.13
Discontinued Operations	.58	(1.07)
Total – Basic and Diluted	$5.22	$2.06

Weighted Average Units Outstanding – Basic and Diluted	14,355	15,134

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
Cash Flows from Operating Activities:
Net Income	$77,216	$32,080

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,549	89,549
Increase (Decrease) in Payable to AEI Fund Management, Inc.	7,842	27,334
Increase (Decrease) in Unearned Rent	34,349	21,394
Total Adjustments	131,740	138,277
Net Cash Provided By (Used For) Operating Activities	208,956	170,357

Cash Flows from Financing Activities:
Distributions Paid to Partners	(146,803)	(134,022)

Net Increase (Decrease) in Cash	62,153	36,335

Cash, beginning of period	1,315,575	1,246,487

Cash, end of period	$1,377,728	$1,282,822

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(3,962)	(128,099)	(132,061)

Net Income	962	31,118	32,080

Balance, March 31, 2015	$(7,151)	$9,665,547	$9,658,396	15,134.26

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(4,404)	(142,399)	(146,803)

Net Income	2,316	74,900	77,216

Balance, March 31, 2016	$(2,058)	$8,853,858	$8,851,800	14,354.66

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the three months ended March 31:
	2016	2015

Rental Income	$0	$1,697
Bankruptcy Claim Payment Received	8,555	0
Property Management Expenses	0	(18,360)
Income (Loss) from Discontinued Operations	$8,555	$(16,663)

	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$8,555	$(16,663)

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners’ Capital –

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $146,803 and $132,061, respectively.  The Limited Partners received distributions of $142,399 and $128,099 and the General Partners received distributions of $4,404 and $3,962 for the periods, respectively.  The Limited Partners' distributions represented $9.92 and $8.46 per Limited Partnership Unit outstanding using 14,355 and 15,134 weighted average Units in 2016 and 2015, respectively.  The distributions represented $5.22 and $2.06 per Unit of Net Income and $4.70 and $6.40 per Unit of return of capital in 2016 and 2015, respectively.

(6)  Fair Value Measurements –

As of March 31, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2016 and 2015, the Partnership recognized rental income from continuing operations of $184,322 and $179,411, respectively.  In 2016, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of April 30, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $741,000 in 2016.

For the three months ended March 31, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $30,046 and $39,783, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,452 and $14,660, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2016 and 2015, the Partnership recognized interest income of $948 and $886, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Partnership included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the three months ended March 31, 2016, the Partnership recognized income from discontinued operations of $8,555, representing a bankruptcy claim payment received.  For the three months ended March 31, 2015, the Partnership recognized a loss from discontinued operations of $16,663, representing property management expenses, which were partially offset by rental income

After experiencing financial difficulties, the tenant of the Johnny Carino’s restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant’s reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.  In February 2016, the Partnership received a final claim payment of $8,555.

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

Liquidity and Capital Resources

During the three months ended March 31, 2016 and 2015, the Partnership's cash balances increased $62,153 and $36,335, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities increased from $170,357 in 2015 to $208,956 in 2016 as a result of an increase in total rental and interest income in 2016 and a decrease in Partnership administration and property management expenses in 2016, which were partially offset by net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2016 and 2015, the Partnership declared distributions of $146,803 and $132,061, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $142,399 and $128,099 and the General Partners received distributions of $4,404 and $3,962 for the years, respectively.  In 2016, distributions declared were higher due to an increase in the distribution rate per Unit, effective July 1, 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2016 and 2015, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 11, 2016	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)