Form 10-Q
period 2016-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2016-08-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2016

Commission File Number:  000-24003

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1848181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant's telephone number)

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Statements for the Periods ended June 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,306,204	$1,315,575

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(2,334,159)	(2,155,061)
Real Estate Held for Investment, Net	7,594,578	7,773,676
Total Assets	$8,900,782	$9,089,251

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$22,701	$11,441
Distributions Payable	146,806	146,803
Unearned Rent	38,505	9,620
Total Current Liabilities	208,012	167,864

Partners' Capital (Deficit):
General Partners	(6,828)	30
Limited Partners – 24,000 Units authorized; 14,256 and 14,355 Units issued and outstanding as of 6/30/16 and 12/31/15, respectively	8,699,598	8,921,357
Total Partners' Capital	8,692,770	8,921,387
Total Liabilities and Partners' Capital	$8,900,782	$9,089,251

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$184,323	$180,442	$368,645	$359,853

Expenses:
Partnership Administration – Affiliates	29,997	46,751	60,043	86,534
Partnership Administration and Property Management – Unrelated Parties	13,021	15,788	22,473	30,448
Depreciation and Amortization	77,111	77,111	154,222	154,222
Total Expenses	120,129	139,650	236,738	271,204

Operating Income	64,194	40,792	131,907	88,649

Other Income:
Interest Income	913	675	1,861	1,561

Income From Continuing Operations	65,107	41,467	133,768	90,210

Income (Loss) from Discontinued Operations	0	11,729	8,555	(4,934)

Net Income	$65,107	$53,196	$142,323	$85,276

Net Income Allocated:
General Partners	$1,954	$14,534	$4,270	$15,496
Limited Partners	63,153	38,662	138,053	69,780
Total	$65,107	$53,196	$142,323	$85,276

Income (Loss) per Limited Partnership Unit:
Continuing Operations	$4.43	$2.75	$9.07	$5.88
Discontinued Operations	.00	(.11)	.58	(1.19)
Total – Basic and Diluted	$4.43	$2.64	$9.65	$4.69

Weighted Average Units Outstanding – Basic and Diluted	14,256	14,639	14,305	14,887

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$142,323	$85,276

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,098	179,098
Gain on Sale of Real Estate	0	(21,525)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	11,260	(5,679)
Increase (Decrease) in Unearned Rent	28,885	10,482
Total Adjustments	219,243	162,376
Net Cash Provided By (Used For) Operating Activities	361,566	247,652

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	571,525

Cash Flows from Financing Activities:
Distributions Paid to Partners	(293,606)	(266,084)
Repurchase of Partnership Units	(77,331)	(342,692)
Net Cash Provided By (Used For) Financing Activities	(370,937)	(608,776)

Net Increase (Decrease) in Cash	(9,371)	210,401

Cash, beginning of period	1,315,575	1,246,487

Cash, end of period	$1,306,204	$1,456,888

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(7,838)	(253,401)	(261,239)

Repurchase of Partnership Units	(3,427)	(339,265)	(342,692)	(495.35)

Net Income	15,496	69,780	85,276

Balance, June 30, 2015	$80	$9,239,642	$9,239,722	14,638.91

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(8,808)	(284,801)	(293,609)

Repurchase of Partnership Units	(2,320)	(75,011)	(77,331)	(98.51)

Net Income	4,270	138,053	142,323

Balance, June 30, 2016	$(6,828)	$8,699,598	$8,692,770	14,256.15

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant's latest annual report on Form 10‑K.

(2)  Organization –

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

In May 2015, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets.  Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units.  On June 17, 2015, the votes were counted and neither proposal received the required majority vote.  As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2046, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

(3)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations –

After experiencing financial difficulties, the tenant of the Johnny Carino's restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.  In February 2016, the Partnership received a final claim payment of $8,555.

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino's restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  On June 19, 2015, the sale closed with the Partnership receiving net sale proceeds of $571,525, which resulted in a net gain of $21,525.  At the time of sale, the carrying value of the property was $550,000.  While the property was vacant, the Partnership was responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Rental Income	$0	$0	$0	$1,697
Bankruptcy Claim Payment Received	0	0	8,555	0
Property Management Expenses	0	(9,796)	0	(28,156)
Gain on Disposal of Real Estate	0	21,525	0	21,525
Income (Loss) from Discontinued Operations	$0	$11,729	$8,555	$(4,934)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$0	$(9,796)	$8,555	$(26,459)
Investing Activities	$0	$571,525	$0	$571,525

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(5)  Partners' Capital –

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $293,609 and $261,239, respectively.  The Limited Partners received distributions of $284,801 and $253,401 and the General Partners received distributions of $8,808 and $7,838 for the periods, respectively.  The Limited Partners' distributions represented $19.91 and $17.02 per Limited Partnership Unit outstanding using 14,305 and 14,887 weighted average Units in 2016 and 2015, respectively.  The distributions represented $4.39 and $4.69 per Unit of Net Income and $15.52 and $12.33 per Unit of return of capital for the periods, respectively.

On April 1, 2016, the Partnership repurchased a total of 98.51 Units for $75,011 from 7 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2015, the Partnership repurchased a total of 495.35 Units for $339,265 from 22 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,320 and $3,427 in 2016 and 2015, respectively.

(6)  Fair Value Measurements –

As of June 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Application of Critical Accounting Policies

The Partnership's financial statements have been prepared in accordance with US GAAP.  Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions.  These judgments will affect the reported amounts of the Partnership's assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods.  It is possible that the carrying amount of the Partnership's assets and liabilities, or the results of reported operations, will be affected if management's estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost.  The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases.  The allocation of the purchase price is based upon the fair value of each component of the property.  Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management's assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease.  Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management's consideration of current market costs to execute a similar lease.  These direct costs will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.  These intangibles will be included in intangible lease assets on the balance sheet and will be amortized to expense over the remaining term of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables.  If management's estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

Results of Operations

For the six months ended June 30, 2016 and 2015, the Partnership recognized rental income from continuing operations of $368,645 and $359,853, respectively.  In 2016, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of July 31, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $741,000 in 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the six months ended June 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $60,043 and $86,534, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,473 and $30,448, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2016 and 2015, the Partnership recognized interest income of $1,861 and $1,561, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Partnership included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the six months ended June 30, 2016, the Partnership recognized income from discontinued operations of $8,555, representing a bankruptcy claim payment received.  For the six months ended June 30, 2015, the Partnership recognized a loss from discontinued operations of $4,934, representing property management expenses, which were partially offset by rental income and gain on disposal of real estate.

After experiencing financial difficulties, the tenant of the Johnny Carino's restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.  In February 2016, the Partnership received a final claim payment of $8,555.

In September 2013, the Partnership decided to sell its 50% interest in the Johnny Carino's restaurant in Longmont, Colorado and classified it as Real Estate Held for Sale.  Since November 2013, the Partnership reached agreements to sell the property to three unrelated third parties.  In each case, the potential buyer subsequently withdrew the offer and cancelled the agreement.  In April 2015, the Partnership entered into an agreement to sell the property to a new buyer.  On June 19, 2015, the sale closed with the Partnership receiving net sale proceeds of $571,525, which resulted in a net gain of $21,525.  At the time of sale, the carrying value of the property was $550,000.  While the property was vacant, the Partnership was responsible for its 50% share of real estate taxes and other costs associated with maintaining the property.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2016, the Partnership's cash balances decreased $9,371 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the six months ended June 30, 2015, the Partnership's cash balances increased $210,401 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $247,652 in 2015 to $361,566 in 2016 as a result of an increase in total rental and interest income in 2016, a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the six months ended June 30, 2016 and 2015, the Partnership declared distributions of $293,609 and $261,239, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $284,801 and $253,401 and the General Partners received distributions of $8,808 and $7,838 for the periods, respectively.  In 2016, distributions declared were higher due to an increase in the distribution rate per Unit, effective July 1, 2015.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2016, the Partnership repurchased a total of 98.51 Units for $75,011 from 7 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2015, the Partnership repurchased a total of 495.35 Units for $339,265 from 22 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,320 and $3,427 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/16 to 4/30/16	98.51	$761.46	2,661.08(1)	(2)

5/1/16 to 5/31/16	--	--	--	--

6/1/16 to 6/30/16	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2016	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)