Form 10-Q
period 2016-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2016-11-10
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Statements for the Periods ended September 30, 2016 and 2015:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Current Assets:
Cash	$1,312,968	$1,315,575

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,628,822	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,928,737	9,928,737
Accumulated Depreciation and Amortization	(2,423,708)	(2,155,061)
Real Estate Held for Investment, Net	7,505,029	7,773,676
Total Assets	$8,817,997	$9,089,251

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,207	$11,441
Distributions Payable	146,806	146,803
Unearned Rent	43,969	9,620
Total Current Liabilities	200,982	167,864

Partners' Capital (Deficit):
General Partners	(9,101)	30
Limited Partners – 24,000 Units authorized; 14,256 and 14,355 Units issued and outstanding as of 9/30/16 and 12/31/15, respectively	8,626,116	8,921,357
Total Partners' Capital	8,617,015	8,921,387
Total Liabilities and Partners' Capital	$8,817,997	$9,089,251

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$184,322	$181,590	$552,967	$541,443

Expenses:
Partnership Administration – Affiliates	28,676	36,211	88,719	122,745
Partnership Administration and Property Management – Unrelated Parties	8,413	5,201	30,886	35,649
Depreciation and Amortization	77,111	77,111	231,333	231,333
Total Expenses	114,200	118,523	350,938	389,727

Operating Income	70,122	63,067	202,029	151,716

Other Income:
Interest Income	929	1,080	2,790	2,641

Income From Continuing Operations	71,051	64,147	204,819	154,357

Income from Discontinued Operations	0	43,622	8,555	38,688

Net Income	$71,051	$107,769	$213,374	$193,045

Net Income Allocated:
General Partners	$2,131	$3,841	$6,401	$19,337
Limited Partners	68,920	103,928	206,973	173,708
Total	$71,051	$107,769	$213,374	$193,045

Income per Limited Partnership Unit:
Continuing Operations	$4.83	$4.25	$13.90	$10.11
Discontinued Operations	.00	2.85	.58	1.62
Total – Basic and Diluted	$4.83	$7.10	$14.48	$11.73

Weighted Average Units Outstanding – Basic and Diluted	14,256	14,639	14,289	14,804

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
Cash Flows from Operating Activities:
Net Income	$213,374	$193,045

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,647	268,647
Gain on Sale of Real Estate	0	(21,525)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(1,234)	(21,531)
Increase (Decrease) in Unearned Rent	34,349	5,018
Total Adjustments	301,762	230,609
Net Cash Provided By (Used For) Operating Activities	515,136	423,654

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	571,525

Cash Flows from Financing Activities:
Distributions Paid to Partners	(440,412)	(395,261)
Repurchase of Partnership Units	(77,331)	(342,692)
Net Cash Provided By (Used For) Financing Activities	(517,743)	(737,953)

Net Increase (Decrease) in Cash	(2,607)	257,226

Cash, beginning of period	1,315,575	1,246,487

Cash, end of period	$1,312,968	$1,503,713

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(11,685)	(398,001)	(409,686)

Repurchase of Partnership Units	(3,427)	(339,265)	(342,692)	(495.35)

Net Income	19,337	173,708	193,045

Balance, September 30, 2015	$74	$9,198,970	$9,199,044	14,638.91

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(13,212)	(427,203)	(440,415)

Repurchase of Partnership Units	(2,320)	(75,011)	(77,331)	(98.51)

Net Income	6,401	206,973	213,374

Balance, September 30, 2016	$(9,101)	$8,626,116	$8,617,015	14,256.15

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Rental Income	$0	$0	$0	$1,697
Bankruptcy Claim Payment Received	0	43,813	8,555	43,813
Property Management Expenses	0	(191)	0	(28,347)
Gain on Disposal of Real Estate	0	0	0	21,525
Income (Loss) from Discontinued Operations	$0	$43,622	$8,555	$38,688

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(4)  Discontinued Operations – (Continued)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Cash Flows from Discontinued Operations:
Operating Activities	$0	$43,622	$8,555	$17,163
Investing Activities	$0	$0	$0	$571,525

(5)  Partners' Capital –

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $440,415 and $409,686, respectively.  The Limited Partners received distributions of $427,203 and $398,001 and the General Partners received distributions of $13,212 and $11,685 for the periods, respectively.  The Limited Partners' distributions represented $29.90 and $26.88 per Limited Partnership Unit outstanding using 14,289 and 14,804 weighted average Units in 2016 and 2015, respectively.  The distributions represented $9.22 and $11.73 per Unit of Net Income and $20.68 and $15.15 per Unit of return of capital for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 in 2015.  The Limited Partners received distributions of $30,000 and the General Partners received distributions of $303 for the period.  The Limited Partners' distributions represented $2.05 per Unit for the period.

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

(6)  Fair Value Measurements –

As of September 30, 2016 and December 31, 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2016 and 2015, the Partnership recognized rental income from continuing operations of $552,967 and $541,443, respectively.  In 2016, rental income increased due to rent increases on three properties.  Based on the scheduled rent for the properties as of October 31, 2016, the Partnership expects to recognize rental income from continuing operations of approximately $741,000 and $755,000 in 2016 and 2017, respectively.

For the nine months ended September 30, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $88,719 and $122,745, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $30,886 and $35,649, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2016 and 2015, the Partnership recognized interest income of $2,790 and $2,641, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Partnership included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the nine months ended September 30, 2016, the Partnership recognized income from discontinued operations of $8,555, representing a bankruptcy claim payment received.  For the nine months ended September 30, 2015, the Partnership recognized income from discontinued operations of $38,688, representing rental income and a bankruptcy claim payment received less property management expenses of $17,163 and gain on disposal of real estate of $21,525.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2016, the Partnership's cash balances decreased $2,607 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the nine months ended September 30, 2015, the Partnership's cash balances increased $257,226 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $423,654 in 2015 to $515,136 in 2016 as a result of a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016.

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

For the nine months ended September 30, 2016 and 2015, the Partnership declared distributions of $440,415 and $409,686, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $427,203 and $398,001 and the General Partners received distributions of $13,212 and $11,685 for the periods, respectively.  In 2016, distributions declared were higher due to an increase in the distribution rate per Unit, effective July 1, 2015.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 in 2015.  The Limited Partners received distributions of $30,000 and the General Partners received distributions of $303 for the period.  The Limited Partners' distributions represented $2.05 per Unit for the period.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 9, 2016	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)