Form 10-K
period 2016-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2017-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2016

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
☐ Yes    ☒ No

As of June 30, 2016, there were 14,234.146 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $14,234,146.

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

Property Activity During the Last Three Years

As of December 31, 2013, the Partnership owned interests in eight properties with a total cost of $10,764,616.  During the year ended December 31, 2015, the Partnership sold one property interest and received net sale proceeds of $571,525, which resulted in a net gain of $21,525.  As of December 31, 2016, the Partnership owned interests in seven properties with a total cost of $9,931,744.

Major Tenants

During 2016, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 81% of total rental income in 2016.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2017.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate.  Since each property is leased under a long‑term lease, there is little competition until the Partnership decides to sell the property.  At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties.  In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property.  The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2016.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$95,885	$21.07

Applebee's Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$154,777	$49.04

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$115,437	$10.47

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$149,302	$14.89

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$65,560	$14.97

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$148,164	$24.22

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Advance Auto Parts store (AEI Income & Growth Fund 25 LLC); Applebee's restaurant (AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (AEI Income & Growth Fund 24 LLC); Best Buy store (AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (AEI Income & Growth Fund 25 LLC); and PetSmart store (AEI Accredited Investor Fund V LP).

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

At December 31, 2016, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2016, there were 652 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $17,561 and $16,089 were made to the General Partners and $567,803 and $540,400 were made to the Limited Partners for 2016 and 2015, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $30,000 in 2015.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/16 to 10/31/16	254.22	$761.40	2,915.30(1)	(2)

11/1/16 to 11/30/16	--	--	--	--

12/1/16 to 12/31/16	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority ("FINRA") implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2016, the estimated value of the Partnership's Units was $873 per Unit, an estimated value derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Stan Johnson Company, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2016 by a capitalization rate the Managing General Partner believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations performed by the Managing General Partner were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value, prepared by the Managing General Partner, should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Results of Operations

For the years ended December 31, 2016 and 2015, the Partnership recognized rental income from continuing operations of $740,709 and $724,292, respectively.  In 2016, rental income increased due to rent increases on four properties.  Based on the scheduled rent for the properties as of February 28, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $755,000 in 2017.

For the years ended December 31, 2016 and 2015, the Partnership incurred Partnership administration expenses from affiliated parties of $113,791 and $152,838, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,573 and $40,912, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2016 and 2015, the Partnership recognized interest income of $3,583 and $3,584, respectively.

If a property was classified as Real Estate Held for Sale at December 31, 2013, the Partnership included the results from operating and selling the property in discontinued operations under prior accounting guidance.  For the year ended December 31, 2016, the Partnership recognized income from discontinued operations of $8,687, representing bankruptcy claim payments received.  For the year ended December 31, 2015, the Partnership recognized income from discontinued operations of $38,063, representing rental income and a bankruptcy claim payment received less property management expenses of $16,538 and gain on disposal of real estate of $21,525.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

After experiencing financial difficulties, the tenant of the Johnny Carino's restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.  In 2016, the Partnership received final claim payments of $8,687.

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

Liquidity and Capital Resources

During the year ended December 31, 2016, the Partnership's cash balances decreased $198,234 mainly as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.  During the year ended December 31, 2015, the Partnership's cash balances increased $69,088 as a result of cash generated from operating activities and the sale of property, which were partially offset by distributions paid to the Partners and cash used to repurchase Units.

Net cash provided by operating activities increased from $585,520 in 2015 to $664,840 in 2016 as a result of a decrease in Partnership administration and property management expenses in 2016 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in total rental and interest income in 2016.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2015, the Partnership generated cash flow from the sale of real estate of $571,525.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

For the years ended December 31, 2016 and 2015, the Partnership declared distributions of $585,364 and $556,489, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $567,803 and $540,400 and the General Partners received distributions of $17,561 and $16,089 for the years, respectively.  In 2016, distributions declared were higher due to an increase in the distribution rate per Unit, effective July 1, 2015.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 in 2015.  The Limited Partners received distributions of $30,000 and the General Partners received distributions of $303 for the year.  The Limited Partners' distributions represented $2.05 per Unit for the year.

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

On April 1, 2016, the Partnership repurchased a total of 98.52 Units for $75,011 from seven Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2016, the Partnership repurchased a total of 254.22 Units for $193,562 from 15 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2015, the Partnership repurchased a total of 779.6 Units for $538,806 from 34 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  In prior years, the Partnership repurchased a total of 1,782.96 Units for $1,354,647 from 101 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,275 and $5,443 in 2016 and 2015, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2016 and 2015	17

Statements for the Years Ended December 31, 2016 and 2015:

Income	18

Cash Flows	19

Changes in Partners' Capital (Deficit)	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2016 and 2015, and the related statements of income, cash flows and changes in partners' capital (deficit) for each of the years then ended.  AEI Income & Growth Fund XXII Limited Partnership's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Income & Growth Fund XXII Limited Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BOULAY PLLP
Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
March 29, 2017

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015
Current Assets:
Cash	$1,117,341	$1,315,575

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,628,822
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,928,737
Accumulated Depreciation and Amortization	(2,513,257)	(2,155,061)
Real Estate Held for Investment, Net	7,418,487	7,773,676
Total Assets	$8,535,828	$9,089,251

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$24,914	$11,441
Distributions Payable	144,948	146,803
Unearned Rent	9,620	9,620
Total Current Liabilities	179,482	167,864

Partners' Capital (Deficit):
General Partners	(13,011)	30
Limited Partners – 24,000 Units authorized; 14,002 and 14,355 Units issued and outstanding as of December 31, 2016 and 2015, respectively	8,369,357	8,921,357
Total Partners' Capital	8,356,346	8,921,387
Total Liabilities and Partners' Capital	$8,535,828	$9,089,251

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2016	2015

Rental Income	$740,709	$724,292

Expenses:
Partnership Administration – Affiliates	113,791	152,838
Partnership Administration and Property Management – Unrelated Parties	37,573	40,912
Depreciation and Amortization	308,444	308,441
Total Expenses	459,808	502,191

Operating Income	280,901	222,101

Other Income:
Interest Income	3,583	3,584

Income from Continuing Operations	284,484	225,685

Income from Discontinued Operations	8,687	38,063

Net Income	$293,171	$263,748

Net Income Allocated:
General Partners	$8,795	$25,713
Limited Partners	284,376	238,035
Total	$293,171	$263,748

Income per Limited Partnership Unit:
Continuing Operations	$19.41	$14.90
Discontinued Operations	.59	1.30
Total – Basic and Diluted	$20.00	$16.20

Weighted Average Units Outstanding – Basic and Diluted	14,217	14,692

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2016	2015

Cash Flows from Operating Activities:
Net Income	$293,171	$263,748

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	358,196	358,194
Gain on Sale of Real Estate	0	(21,525)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,473	(15,459)
Increase (Decrease) in Unearned Rent	0	562
Total Adjustments	371,669	321,772
Net Cash Provided By (Used For) Operating Activities	664,840	585,520

Cash Flows from Investing Activities:
Investments in Real Estate	(3,007)	0
Proceeds from Sale of Real Estate	0	571,525
Net Cash Provided By (Used For) Investing Activities	(3,007)	571,525

Cash Flows from Financing Activities:
Distributions Paid to Partners	(587,219)	(543,708)
Repurchase of Partnership Units	(272,848)	(544,249)
Net Cash Provided By (Used For) Financing Activities	(860,067)	(1,087,957)

Net Increase (Decrease) in Cash	(198,234)	69,088

Cash, beginning of year	1,315,575	1,246,487

Cash, end of year	$1,117,341	$1,315,575

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2014	$(4,151)	$9,762,528	$9,758,377	15,134.26

Distributions Declared	(16,089)	(540,400)	(556,489)

Repurchase of Partnership Units	(5,443)	(538,806)	(544,249)	(779.60)

Net Income	25,713	238,035	263,748

Balance, December 31, 2015	30	8,921,357	8,921,387	14,354.66

Distributions Declared	(17,561)	(567,803)	(585,364)

Repurchase of Partnership Units	(4,275)	(268,573)	(272,848)	(352.74)

Net Income	8,795	284,376	293,171

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(1)  Organization –

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

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
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2013, and with few exceptions, is no longer subject to state tax examinations for tax years before 2013.

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

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods.  The above market and below market lease values will be capitalized as intangible lease assets or liabilities.  Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases.  Below market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

The disposition of a property or classification of a property as Real Estate Held for Sale by the Partnership does not represent a strategic shift that will have a major effect on the Partnership's operations and financial results.  Therefore, the results from operating and selling the property are included in continuing operations.  However, if a property was classified as Real Estate Held for Sale at December 31, 2013, the property was considered discontinued operations under prior accounting guidance.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2016 and 2015, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2016 and 2015.

Reportable Segments

The Partnership invests in single tenant commercial properties throughout the United States that are net leased to tenants in various industries.  Because these net leased properties have similar economic characteristics, the Partnership evaluates operating performance on an overall portfolio basis.  Therefore, the Partnership's properties are classified as one reportable segment.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Advance Auto Parts store (65% --– AEI Income & Growth Fund 25 LLC); Applebee's restaurant (60% – AEI Income & Growth Fund 26 LLC); Tractor Supply Company store (50% – AEI Income & Growth Fund 24 LLC); Best Buy store (33% – AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (28% --– AEI Income & Growth Fund 25 LLC); and PetSmart store (34% – AEI Accredited Investor Fund V LP).

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(3)  Related Party Transactions – (Continued)

The Partnership owned a 50% interest in a Johnny Carino's restaurant.  AEI Accredited Investor Fund 2002 Limited Partnership, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2015.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2016	2015

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$113,791	$152,838

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These amounts included $28,972 of expenses related to Discontinued Operations in 2015.	$37,573	$69,884

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property.	$0	$7,799

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

The Partnership's properties are commercial, single-tenant buildings.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  The Applebee's restaurant was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The Best Buy store was constructed and acquired in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The PetSmart store was constructed and acquired in 2012.  The St. Vincent Medical Clinic was constructed in 2010 and acquired in 2013.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $3,007 of tenant improvements related to the Staple store.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2016 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$283,678
Applebee's, Crawfordsville, IN	506,030	1,350,626	1,856,656	540,249
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	464,187
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	553,931
Staples, Clermont, FL	239,400	543,942	783,342	112,692
PetSmart, Galveston TX	340,000	280,048	620,048	53,678
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	127,290
	$2,367,033	$6,631,829	$8,998,862	$2,135,705

For the years ended December 31, 2016 and 2015, the Partnership recognized depreciation expense from continuing operations of $265,152 for both years.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 65 and 77 months, respectively)	$418,089	$190,247	$418,089	$146,955

Above-Market Lease Intangibles (weighted average life of 79 and 91 months, respectively)	514,793	187,305	514,793	137,553
Acquired Intangible Lease Assets	$932,882	$377,552	$932,882	$284,508

For the years ended December 31, 2016 and 2015, the value of in-place lease intangibles amortized to expense was $43,292 and $43,289, and the decrease to rental income for above-market leases was $49,752 and $49,753, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(4)  Real Estate Investments – (Continued)

For lease intangibles not held for sale at December 31, 2016, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2017	$43,292	$49,752
2018	43,292	49,752
2019	43,292	49,752
2020	32,869	49,752
2021	29,396	49,752
	$192,141	$248,760

For properties owned as of December 31, 2016, the minimum future rent payments required by the leases are as follows:
2017	$804,353
2018	809,549
2019	677,290
2020	549,261
2021	393,017
Thereafter	1,132,956
$4,366,426

There were no contingent rents recognized in 2016 and 2015.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2016	2015

Best Buy Stores, L.P.	Retail	$149,302	$149,302
Apple American Group	Restaurant	146,678	143,978
Tractor Supply Company	Retail	115,437	109,259
St. Vincent Health System	Medical	103,144	98,934
Advance Stores Company	Retail	95,885	92,558
Aggregate rental income of major tenants		$610,446	$594,031
Aggregate rental income of major tenants as a percentage of total rental income		81%	77%

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(6)  Discontinued Operations –

After experiencing financial difficulties, the tenant of the Johnny Carino's restaurant in Longmont, Colorado filed for Chapter 11 bankruptcy reorganization on March 27, 2014.  Shortly thereafter, the tenant closed the restaurant, filed a motion with the bankruptcy court to reject the lease and returned possession of the property to the Partnership.  As of the date of the bankruptcy filing, the tenant owed $31,212 of past due rent, which was not accrued for financial reporting purposes.  The Partnership submitted a Proof of Claim for damages to the bankruptcy court.  The tenant's reorganization plan was approved by the bankruptcy court effective February 2, 2015.  In August 2015, the Partnership received a payment of $43,813 on its claim from the plan.  In 2016, the Partnership received final claim payments of $8,687.

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

The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.  The following are the results of discontinued operations for the years ended December 31:
	2016	2015

Rental Income	$0	$1,697
Bankruptcy Claim Payments Received	8,687	43,813
Property Management Expenses	0	(28,972)
Gain on Disposal of Real Estate	0	21,525
Income from Discontinued Operations	$8,687	$38,063

	2016	2015

Cash Flows from Discontinued Operations:
Operating Activities	$8,687	$16,538
Investing Activities	$0	$571,525

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(7)  Partners' Capital –

For the years ended December 31, 2016 and 2015, the Partnership declared distributions of $585,364 and $556,489, respectively.  The Limited Partners received distributions of $567,803 and $540,400 and the General Partners received distributions of $17,561 and $16,089 for the years, respectively.  The Limited Partners' distributions represented $39.94 and $36.78 per Limited Partnership Unit outstanding using 14,217 and 14,692 weighted average Units in 2016 and 2015, respectively.  The distributions represented $14.74 and $16.20 per Unit of Net Income and $25.20 and $20.58 per Unit of return of capital in 2016 and 2015, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $30,303 in 2015.  The Limited Partners received distributions of $30,000 and the General Partners received distributions of $303 for the year.  The Limited Partners' distributions represented $2.05 per Unit for the year.

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

On April 1, 2016, the Partnership repurchased a total of 98.52 Units for $75,011 from seven Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2016, the Partnership repurchased a total of 254.22 Units for $193,562 from 15 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  During 2015, the Partnership repurchased a total of 779.6 Units for $538,806 from 34 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,275 and $5,443 in 2016 and 2015, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

(8)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2016	2015

Net Income for Financial Reporting Purposes	$293,171	$263,748

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	143,481	133,637

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(2,874)	(27,776)

Property Expenses for Tax Purposes Over Expenses for Financial Reporting Purposes	0	(15,475)

Loss on Sale of Real Estate for Tax Purposes Compared to Gain for Financial Reporting Purposes	0	(529,149)
Taxable Income (Loss) to Partners	$433,778	$(175,015)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2016	2015

Partners' Capital for Financial Reporting Purposes	$8,356,346	$8,921,387

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	954,390	810,909

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,620	12,494

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$11,739,082	$12,163,516

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 72, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2017.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 57, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2017.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2016.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2016 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2017:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.16%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	5.89%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2016 and 2015.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2016, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2016.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2016

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,227,718

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$679,856

General Partners	3% of Net Cash Flow in any fiscal year.	$493,512

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$40,192

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2016 and 2015:

Fee Category	2016	2015

Audit Fees	$17,100	$16,853
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,100	$16,853

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2017	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 29, 2017
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2017
Patrick W. Keene	(Principal Accounting Officer)