Form 10-Q
period 2017-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2017-05-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2017 and December 31, 2016	3

	Statements for the Three Months ended March 31, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,161,274	$1,117,341

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(2,602,836)	(2,513,257)
Real Estate Held for Investment, Net	7,328,908	7,418,487
Total Assets	$8,490,182	$8,535,828

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$17,344	$24,914
Distributions Payable	144,948	144,948
Unearned Rent	44,329	9,620
Total Current Liabilities	206,621	179,482

Partners' Capital (Deficit):
General Partners	(15,194)	(13,011)
Limited Partners – 24,000 Units authorized; 14,002 Units issued and outstanding as of 3/31/17 and 12/31/16	8,298,755	8,369,357
Total Partners' Capital	8,283,561	8,356,346
Total Liabilities and Partners' Capital	$8,490,182	$8,535,828

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2017	2016

Rental Income	$188,101	$192,877

Expenses:
Partnership Administration – Affiliates	29,609	30,046
Partnership Administration and Property Management – Unrelated Parties	9,985	9,452
Depreciation and Amortization	77,141	77,111
Total Expenses	116,735	116,609

Operating Income	71,366	76,268

Other Income:
Interest Income	797	948

Net Income	$72,163	$77,216

Net Income Allocated:
General Partners	$2,165	$2,316
Limited Partners	69,998	74,900
Total	$72,163	$77,216

Income per Limited Partnership Unit	$5.00	$5.22

Weighted Average Units Outstanding – Basic and Diluted	14,002	14,355

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2017	2016
Cash Flows from Operating Activities:
Net Income	$72,163	$77,216

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,579	89,549
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(7,570)	7,842
Increase (Decrease) in Unearned Rent	34,709	34,349
Total Adjustments	116,718	131,740
Net Cash Provided By (Used For) Operating Activities	188,881	208,956

Cash Flows from Financing Activities:
Distributions Paid to Partners	(144,948)	(146,803)

Net Increase (Decrease) in Cash	43,933	62,153

Cash, beginning of period	1,117,341	1,315,575

Cash, end of period	$1,161,274	$1,377,728

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(4,404)	(142,399)	(146,803)

Net Income	2,316	74,900	77,216

Balance, March 31, 2016	$(2,058)	$8,853,858	$8,851,800	14,354.66

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(4,348)	(140,600)	(144,948)

Net Income	2,165	69,998	72,163

Balance, March 31, 2017	$(15,194)	$8,298,755	$8,283,561	14,001.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017
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

(3)  Reclassification –

Certain items related to discontinued operations in the prior year's financial statements have been reclassified to conform to 2017 presentation.  These reclassifications had no effect on Partners' capital, net income or cash flows.

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

(5)  Partners' Capital –

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $144,948 and $146,803, respectively.  The Limited Partners received distributions of $140,600 and $142,399 and the General Partners received distributions of $4,348 and $4,404 for the periods, respectively.  The Limited Partners' distributions represented $10.04 and $9.92 per Limited Partnership Unit outstanding using 14,002 and 14,355 weighted average Units in 2017 and 2016, respectively.  The distributions represented $5.00 and $5.22 per Unit of Net Income and $5.04 and $4.70 per Unit of return of capital in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of March 31, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2017 and 2016, the Partnership recognized rental income of $188,101 and $192,877, respectively.  Rental income decreased in 2017, when compared to 2016, due to payments received from a prior tenant's bankruptcy plan in 2016. This decrease was partially offset by rent increases on two properties. Based on the scheduled rent for the properties as of April 30, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $755,000 in 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the three months ended March 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $29,609 and $30,046, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,985 and $9,452, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2017 and 2016, the Partnership recognized interest income of $797 and $948, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2017 and 2016, the Partnership's cash balances increased $43,933 and $62,153, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $208,956 in 2016 to $188,881in 2017 as a result of a decrease in total rental and interest income in 2017, an increase in Partnership administration and property management expenses in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2017 and 2016, the Partnership declared distributions of $144,948 and $146,803, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $140,600 and $142,399 and the General Partners received distributions of $4,348 and $4,404 for the periods, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2017 and 2016, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 12, 2017	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)