Form 10-Q
period 2017-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2017-08-11
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2017 and December 31, 2016	3

	Statements for the Periods ended June 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,069,458	$1,117,341

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(2,692,415)	(2,513,257)
Real Estate Held for Investment, Net	7,239,329	7,418,487
Total Assets	$8,308,787	$8,535,828

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$18,432	$24,914
Distributions Payable	143,490	144,948
Unearned Rent	30,875	9,620
Total Current Liabilities	192,797	179,482

Partners' Capital (Deficit):
General Partners	(18,808)	(13,011)
Limited Partners – 24,000 Units authorized; 13,879 and 14,002 Units issued and outstanding as of 6/30/17 and 12/31/16, respectively	8,134,798	8,369,357
Total Partners' Capital	8,115,990	8,356,346
Total Liabilities and Partners' Capital	$8,308,787	$8,535,828

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Rental Income	$188,465	$184,323	$376,566	$377,200

Expenses:
Partnership Administration – Affiliates	28,467	29,997	58,076	60,043
Partnership Administration and Property Management – Unrelated Parties	8,045	13,021	18,030	22,473
Depreciation and Amortization	77,141	77,111	154,282	154,222
Total Expenses	113,653	120,129	230,388	236,738

Operating Income	74,812	64,194	146,178	140,462

Other Income:
Interest Income	737	913	1,534	1,861

Net Income	$75,549	$65,107	$147,712	$142,323

Net Income Allocated:
General Partners	$2,266	$1,954	$4,431	$4,270
Limited Partners	73,283	63,153	143,281	138,053
Total	$75,549	$65,107	$147,712	$142,323

Income per Limited Partnership Unit	$5.28	$4.43	$10.28	$9.65

Weighted Average Units Outstanding – Basic and Diluted	13,879	14,256	13,940	14,305

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$147,712	$142,323

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,158	179,098
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(6,482)	11,260
Increase (Decrease) in Unearned Rent	21,255	28,885
Total Adjustments	193,931	219,243
Net Cash Provided By (Used For) Operating Activities	341,643	361,566

Cash Flows from Financing Activities:
Distributions Paid to Partners	(289,896)	(293,606)
Repurchase of Partnership Units	(99,630)	(77,331)
Net Cash Provided By (Used For) Financing Activities	(389,526)	(370,937)

Net Increase (Decrease) in Cash	(47,883)	(9,371)

Cash, beginning of period	1,117,341	1,315,575

Cash, end of period	$1,069,458	$1,306,204

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(8,808)	(284,801)	(293,609)

Repurchase of Partnership Units	(2,320)	(75,011)	(77,331)	(98.51)

Net Income	4,270	138,053	142,323

Balance, June 30, 2016	$(6,828)	$8,699,598	$8,692,770	14,256.15

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(7,239)	(281,199)	(288,438)

Repurchase of Partnership Units	(2,989)	(96,641)	(99,630)	(123.00)

Net Income	4,431	143,281	147,712

Balance, June 30, 2017	$(18,808)	$8,134,798	$8,115,990	13,878.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017
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

(5)  Partners' Capital –

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $288,438 and $293,609, respectively.  The Limited Partners received distributions of $281,199 and $284,801 and the General Partners received distributions of $7,239 and $8,808 for the periods, respectively.  The Limited Partners' distributions represented $20.17 and $19.91 per Limited Partnership Unit outstanding using 13,940 and 14,305 weighted average Units in 2017 and 2016, respectively.  The distributions represented $3.32 and $4.39 per Unit of Net Income and $16.85 and $15.52 per Unit of return of capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $70,707 in 2017.  The Limited Partners received distributions of $70,000 and the General Partners received distributions of $707.  The Limited Partners' distributions represented $5.04 per Unit.

On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners in accordance with the Partnership Agreement.  On April 1, 2016, the Partnership repurchased a total of 98.51 Units for $75,011 from seven Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,989 and $2,320 in 2017 and 2016, respectively.

(6)  Fair Value Measurements –

As of June 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2017 and 2016, the Partnership recognized rental income of $376,566 and $377,200, respectively.  Rental income decreased in 2017, when compared to 2016, due to payments received from a prior tenant's bankruptcy plan in 2016. This decrease was partially offset by rent increases on three properties. Based on the scheduled rent for the properties as of July 31, 2017, the Partnership expects to recognize rental income from continuing operations of approximately $755,000 in 2017.

For the six months ended June 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $58,076 and $60,043, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,030 and $22,473, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2017 and 2016, the Partnership recognized interest income of $1,534 and $1,861, respectively.

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

Liquidity and Capital Resources

During the six months ended June 30, 2017 and 2016, the Partnership's cash balances decreased $47,883 and $9,371, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $361,566 in 2016 to $341,643 in 2017 as a result of a decrease in total rental and interest income in 2017 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2017.

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

For the six months ended June 30, 2017 and 2016, the Partnership declared distributions of $288,438 and $293,609, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $281,199 and $284,801 and the General Partners received distributions of $7,239 and $8,808 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $70,707 in 2017.  The Limited Partners received distributions of $70,000 and the General Partners received distributions of $707.  The Limited Partners' distributions represented $5.04 per Unit.

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

On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners in accordance with the Partnership Agreement.  On April 1, 2016, the Partnership repurchased a total of 98.51 Units for $75,011 from seven Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,989 and $2,320 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/17 to 4/30/17	123.00	$785.70	3,038.30(1)	(2)

5/1/17 to 5/31/17	--	--	--	--

6/1/17 to 6/30/17	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 11, 2017	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)