Form 10-Q
period 2017-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2017-11-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2017

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Statements for the Periods ended September 30, 2017 and 2016:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Current Assets:
Cash	$1,092,523	$1,117,341

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(2,781,994)	(2,513,257)
Real Estate Held for Investment, Net	7,149,750	7,418,487
Total Assets	$8,242,273	$8,535,828

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$10,922	$24,914
Distributions Payable	144,948	144,948
Unearned Rent	38,865	9,620
Total Current Liabilities	194,735	179,482

Partners' Capital (Deficit):
General Partners	(20,862)	(13,011)
Limited Partners – 24,000 Units authorized; 13,879 and 14,002 Units issued and outstanding as of 9/30/17 and 12/31/16, respectively	8,068,400	8,369,357
Total Partners' Capital	8,047,538	8,356,346
Total Liabilities and Partners' Capital	$8,242,273	$8,535,828

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Rental Income	$188,647	$184,322	$565,213	$561,522

Expenses:
Partnership Administration – Affiliates	27,574	28,676	85,650	88,719
Partnership Administration and Property Management – Unrelated Parties	8,197	8,413	26,227	30,886
Depreciation and Amortization	77,141	77,111	231,423	231,333
Total Expenses	112,912	114,200	343,300	350,938

Operating Income	75,735	70,122	221,913	210,584

Other Income:
Interest Income	761	929	2,295	2,790

Net Income	$76,496	$71,051	$224,208	$213,374

Net Income Allocated:
General Partners	$2,295	$2,131	$6,726	$6,401
Limited Partners	74,201	68,920	217,482	206,973
Total	$76,496	$71,051	$224,208	$213,374

Net Income per Limited Partnership Unit	$5.35	$4.83	$15.62	$14.48

Weighted Average Units Outstanding – Basic and Diluted	13,879	14,256	13,920	14,289

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2017	2016
Cash Flows from Operating Activities:
Net Income	$224,208	$213,374

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,737	268,647
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(13,992)	(1,234)
Increase (Decrease) in Unearned Rent	29,245	34,349
Total Adjustments	283,990	301,762
Net Cash Provided By (Used For) Operating Activities	508,198	515,136

Cash Flows from Financing Activities:
Distributions Paid to Partners	(433,386)	(440,412)
Repurchase of Partnership Units	(99,630)	(77,331)
Net Cash Provided By (Used For) Financing Activities	(533,016)	(517,743)

Net Increase (Decrease) in Cash	(24,818)	(2,607)

Cash, beginning of period	1,117,341	1,315,575

Cash, end of period	$1,092,523	$1,312,968

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(13,212)	(427,203)	(440,415)

Repurchase of Partnership Units	(2,320)	(75,011)	(77,331)	(98.51)

Net Income	6,401	206,973	213,374

Balance, September 30, 2016	$(9,101)	$8,626,116	$8,617,015	14,256.15

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(11,588)	(421,798)	(433,386)

Repurchase of Partnership Units	(2,989)	(96,641)	(99,630)	(123.00)

Net Income	6,726	217,482	224,208

Balance, September 30, 2017	$(20,862)	$8,068,400	$8,047,538	13,878.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

(5)  Partners' Capital –

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $433,386 and $440,415, respectively.  The Limited Partners received distributions of $421,798 and $427,203 and the General Partners received distributions of $11,588 and $13,212 for the periods, respectively.  The Limited Partners' distributions represented $30.30 and $29.90 per Limited Partnership Unit outstanding using 13,920 and 14,289 weighted average Units in 2017 and 2016, respectively.  The distributions represented $8.66 and $9.22 per Unit of Net Income and $21.64 and $20.68 per Unit of return of contributed capital in 2017 and 2016, respectively.

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

(6)  Fair Value Measurements –

As of September 30, 2017 and December 31, 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2017 and 2016, the Partnership recognized rental income of $565,213 and $561,522, respectively.  In 2017, rental income increased due to rent increases on three properties.  These increases were partially offset by a decrease in rental income in 2017, when compared to 2016, due to payments received from a prior tenant's bankruptcy plan in 2016.  Based on the scheduled rent for the properties as of October 31, 2017, the Partnership expects to recognize rental income of approximately $755,000 and $760,000 in 2017 and 2018, respectively.

For the nine months ended September 30, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $85,650 and $88,719, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,227 and $30,886, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2017 and 2016, the Partnership recognized interest income of $2,295 and $2,790, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2017 and 2016, the Partnership's cash balances decreased $24,818 and $2,607, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $515,136 in 2016 to $508,198 in 2017 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2017 and a decrease in Partnership administration and property management expenses in 2017.

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

For the nine months ended September 30, 2017 and 2016, the Partnership declared distributions of $433,386 and $440,415, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $421,798 and $427,203 and the General Partners received distributions of $11,588 and $13,212 for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2017	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)