Form 10-K
period 2017-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2018-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2017

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
☐ Yes    ☒ No

As of June 30, 2017, there were 13,856.927 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,856,927.

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

Property Activity During the Last Three Years

As of December 31, 2014, the Partnership owned interests in eight properties with a total cost of $10,764,616.  During the year ended December 31, 2015, the Partnership sold one property interest and received net sale proceeds of $571,525, which resulted in a net gain of $21,525.  As of December 31, 2017, the Partnership owned interests in seven properties with a total cost of $9,931,744.

Major Tenants

During 2017, five tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 83% of total rental income in 2017.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2018.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2017.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$95,885	$21.07

Applebee's Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$154,777	$49.04

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$115,437	$10.47

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$149,302	$14.89

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$67,746	$15.47

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$152,609	$24.94

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The lease for the Advance Auto Parts store was extended to expire on April 30, 2025.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

At December 31, 2017, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2017, there were 636 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $15,862 and $17,561 were made to the General Partners and $560,000 and $567,803 were made to the Limited Partners for 2017 and 2016, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners' distributions discussed above, the Partnership distributed net sale proceeds of $70,000 in 2017.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/17 to 10/31/17	237.80	$784.81	3,276.10(1)	(2)

11/1/17 to 11/30/17	--	--	--	--

12/1/17 to 12/31/17	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2017, the estimated value of the Partnership's Units was $866 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).  Third-party valuation services were provided by:

Justin Zahn – Commercial Investment Advisors, Scottsdale, AZ
Brad Gibbs – SRS Real Estate Partners, Dallas, TX
Ken Hedrick – Newmark Knight Frank, Tulsa, OK
John Hottle – Hottle Appraisal Company, St. Louis, MO

The expertise provided by these parties included brokerage, valuation, and appraisal services of commercial, net leased properties.  We provided each third-party valuation expert with a unique set of assets from the registrant's portfolio. In response, the third-party valuation experts provided cap rate analysis, and the logic behind such analysis, for each of the assets. Thereafter, we reviewed the analysis with the third-party valuation experts to fully understand the information presented. We then used this information, as well as our own independent analysis, to establish and/or confirm asset values.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2017 by a capitalization rate the Managing General Partner believed, based upon material assistance and/or confirmation by the aforementioned third-party valuation experts, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Properties	$11,220,000	$11,426,000
Cash	904,000	1,117,000
Current Liabilities	(195,000)	(201,000)
Value attributable to the interest of the General Partners	(119,000)	(123,000)
Value attributable to the interest of the Limited Partners	$11,810,000	$12,219,000
Limited Partnership Units outstanding	13,641	14,002

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2017 and 2016, the Partnership recognized rental income of $754,601 and $749,396, respectively.  In 2017, rental income increased due to rent increases on three properties.  These increases were partially offset by a decrease in rental income in 2017, when compared to 2016, due to payments received from a prior tenant's bankruptcy plan in 2016.  Based on the scheduled rent for the properties as of February 28, 2018, the Partnership expects to recognize rental income of approximately $718,000 in 2018.

For the years ended December 31, 2017 and 2016, the Partnership incurred Partnership administration expenses from affiliated parties of $111,769 and $113,791, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,318 and $37,573, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to expire on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $27,287.

For the years ended December 31, 2017 and 2016, the Partnership recognized interest income of $2,923 and $3,583, respectively.

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

Liquidity and Capital Resources

During the years ended December 31, 2017 and 2016, the Partnership's cash balances decreased $203,375 and $198,234, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $664,840 in 2016 to $663,101 in 2017 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by an increase in total rental and interest income in 2017 and a decrease in Partnership administration and property management expenses in 2017.

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

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $575,862 and $585,364, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $560,000 and $567,803 and the General Partners received distributions of $15,862 and $17,561 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from a property sale completed in 2015) of $70,707 in 2017.  The Limited Partners received distributions of $70,000 and the General Partners received distributions of $707.  The Limited Partners' distributions represented $5.04 per Unit.

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

On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2017, the Partnership repurchased a total of 237.80 Units for $186,627 from eight Limited Partners.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2016, the Partnership repurchased a total of 98.52 Units for $75,011 from seven Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2016, the Partnership repurchased a total of 254.22 Units for $193,562 from 15 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  In prior years, the Partnership repurchased a total of 2,562.56 Units for $1,893,453 from 135 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,874 and $4,275 in 2017 and 2016, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2017 and 2016	17

Statements for the Years Ended December 31, 2017 and 2016:

Income	18

Cash Flows	19

Changes in Partners' Capital (Deficit)	20

Notes to Financial Statements	21 – 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2017 and 2016, and the related statements of income, partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1996

Minneapolis, Minnesota
March 28, 2018

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2017	2016
Current Assets:
Cash	$913,966	$1,117,341

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(2,871,573)	(2,513,257)
Real Estate Held for Investment, Net	7,060,171	7,418,487
Total Assets	$7,974,137	$8,535,828

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$29,826	$24,914
Distributions Payable	142,476	144,948
Unearned Rent	9,620	9,620
Total Current Liabilities	181,922	179,482

Partners' Capital (Deficit):
General Partners	(24,751)	(13,011)
Limited Partners – 24,000 Units authorized; 13,641 and 14,002 Units issued and outstanding as of December 31, 2017 and 2016, respectively	7,816,966	8,369,357
Total Partners' Capital	7,792,215	8,356,346
Total Liabilities and Partners' Capital	$7,974,137	$8,535,828

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Year Ended December 31
	2017	2016

Rental Income	$754,601	$749,396

Expenses:
Partnership Administration – Affiliates	111,769	113,791
Partnership Administration and Property Management – Unrelated Parties	37,318	37,573
Depreciation and Amortization	308,564	308,444
Total Expenses	457,651	459,808

Operating Income	296,950	289,588

Other Income:
Interest Income	2,923	3,583

Net Income	$299,873	$293,171

Net Income Allocated:
General Partners	$8,996	$8,795
Limited Partners	290,877	284,376
Total	$299,873	$293,171

Net Income per Limited Partnership Unit	$21.00	$20.00

Weighted Average Units Outstanding – Basic and Diluted	13,850	14,217

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016

Cash Flows from Operating Activities:
Net Income	$299,873	$293,171

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	358,316	358,196
Increase (Decrease) in Payable to AEI Fund Management, Inc.	4,912	13,473
Total Adjustments	363,228	371,669
Net Cash Provided By (Used For) Operating Activities	663,101	664,840

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,007)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(578,334)	(587,219)
Repurchase of Partnership Units	(288,142)	(272,848)
Net Cash Provided By (Used For) Financing Activities	(866,476)	(860,067)

Net Increase (Decrease) in Cash	(203,375)	(198,234)

Cash, beginning of year	1,117,341	1,315,575

Cash, end of year	$913,966	$1,117,341

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2015	$30	$8,921,357	$8,921,387	14,354.66

Distributions Declared	(17,561)	(567,803)	(585,364)

Repurchase of Partnership Units	(4,275)	(268,573)	(272,848)	(352.74)

Net Income	8,795	284,376	293,171

Balance, December 31, 2016	(13,011)	8,369,357	8,356,346	14,001.92

Distributions Declared	(15,862)	(560,000)	(575,862)

Repurchase of Partnership Units	(4,874)	(283,268)	(288,142)	(360.80)

Net Income	8,996	290,877	299,873

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

 (2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2014, and with few exceptions, is no longer subject to state tax examinations for tax years before 2014.

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
DECEMBER 31, 2017 AND 2016

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
DECEMBER 31, 2017 AND 2016

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2017 and 2016, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective for the Partnership's fiscal year beginning January 1, 2018.  We evaluated the accounting, transition, and disclosure requirements of the standard and the adoption of this standard will not have a material impact on the financial statements as the Partnership earns substantially all of its revenue from lease contracts that fall within the scope of AIC Topic 840, which are not within the scope of the new revenue standard.  Additionally, we have historically disposed of properties for cash with no contingencies and no future investment in the properties.  Therefore, the new revenue standard will not impact the recognition of gain or loss from property sales.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

 (2)  Summary of Significant Accounting Policies – (Continued)

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We are currently evaluating the accounting and disclosure requirements of the standard.  We expect the new standard will result in the majority of our real estate acquisitions to be considered asset acquisitions, whereby external acquisition costs related to these asset acquisitions will be capitalized.  Currently, the majority of our real estate acquisitions are considered acquisitions of businesses, whereby all acquisition-related costs are expensed as incurred.  We do not expect the standard to have a significant impact on the allocation of purchase price to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(3)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2017	2016

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$111,769	$113,791

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$37,318	$37,573

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a and b.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The lease for the Advance Auto Parts store was extended to expire on April 30, 2025.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2017 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$311,930
Applebee's, Crawfordsville, IN	506,030	1,350,626	1,856,656	594,273
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	510,799
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	621,415
Staples, Clermont, FL	239,400	543,942	783,342	134,448
PetSmart, Galveston TX	340,000	280,048	620,048	64,882
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	163,230
	$2,367,033	$6,631,829	$8,998,862	$2,400,977

For the years ended December 31, 2017 and 2016, the Partnership recognized depreciation expense of $265,272 and $265,152, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 53 and 65 months, respectively)	$418,089	$233,539	$418,089	$190,247

Above-Market Lease Intangibles (weighted average life of 67 and 79 months, respectively)	514,793	237,057	514,793	187,305
Acquired Intangible Lease Assets	$932,882	$470,596	$932,882	$377,552

For the years ended December 31, 2017 and 2016, the value of in-place lease intangibles amortized to expense was $43,292 and the decrease to rental income for above-market leases was $49,752 for both years.

For lease intangibles not held for sale at December 31, 2017, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2018	$43,292	$49,752
2019	43,292	49,752
2020	32,869	49,752
2021	29,396	49,752
2022	21,311	44,215
	$170,160	$243,223

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(4)  Real Estate Investments – (Continued)

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to expire on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $27,287.

For properties owned as of December 31, 2017, the minimum future rent payments required by the leases are as follows:
2018	$768,238
2019	663,266
2020	591,170
2021	474,878
2022	443,448
Thereafter	962,378
$3,903,378

There were no contingent rents recognized in 2017 and 2016.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2017	2016

Apple American Group	Restaurant	$154,776	$146,678
Best Buy Stores, L.P.	Retail	149,302	149,302
Tractor Supply Company	Retail	115,437	115,437
St. Vincent Health System	Medical	107,481	103,144
Advance Stores Company	Retail	95,885	95,885
Aggregate rental income of major tenants		$622,881	$610,446
Aggregate rental income of major tenants as a percentage of total rental income		83%	81%

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(6)  Partners' Capital –

For the years ended December 31, 2017 and 2016, the Partnership declared distributions of $575,862 and $585,364, respectively.  The Limited Partners received distributions of $560,000 and $567,803 and the General Partners received distributions of $15,862 and $17,561 for the years, respectively.  The Limited Partners' distributions represented $40.43 and $39.94 per Limited Partnership Unit outstanding using 13,850 and 14,217 weighted average Units in 2017 and 2016, respectively.  The distributions represented $14.04 and $14.74 per Unit of Net Income and $26.39 and $25.20 per Unit of return of capital in 2017 and 2016, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds (from a property sale completed in 2015) of $70,707 in 2017.  The Limited Partners received distributions of $70,000 and the General Partners received distributions of $707.  The Limited Partners' distributions represented $5.04 per Unit.

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

On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2017, the Partnership repurchased a total of 237.80 Units for $186,627 from eight Limited Partners.  The Partnership acquired these Units using net sale proceeds.  On April 1, 2016, the Partnership repurchased a total of 98.52 Units for $75,011 from seven Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2016, the Partnership repurchased a total of 254.22 Units for $193,562 from 15 Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,874 and $4,275 in 2017 and 2016, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2017	2016

Net Income for Financial Reporting Purposes	$299,873	$293,171

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	144,635	143,481

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(2,874)
Taxable Income to Partners	$444,508	$433,778

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2017	2016

Partners' Capital for Financial Reporting Purposes	$7,792,215	$8,356,346

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,099,025	954,390

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,620	9,620

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$11,319,586	$11,739,082

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 73, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2018.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 58, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2018.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2017.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2017 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2018:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.16%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	6.05%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2017 and 2016.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2017, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2017.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2017

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,339,487

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$679,856

General Partners	3% of Net Cash Flow in any fiscal year.	$511,656

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$42,784

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2017 and 2016:

Fee Category	2017	2016

Audit Fees	$17,650	$17,100
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,650	$17,100

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2018	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson, President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT P JOHNSON	President (Principal Executive Officer)	March 28, 2018
Robert P. Johnson	and Sole Director of Managing General
Partner

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 28, 2018
Patrick W. Keene	(Principal Accounting Officer)