Form 10-Q
period 2018-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2018-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2018 and December 31, 2017	3

	Statements for the Three Months ended March 31, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$938,632	$913,966

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(2,961,152)	(2,871,573)
Real Estate Held for Investment, Net	6,970,592	7,060,171
Total Assets	$7,909,224	$7,974,137

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$27,080	$29,826
Distributions Payable	142,476	142,476
Unearned Rent	26,510	9,620
Total Current Liabilities	196,066	181,922

Partners' Capital (Deficit):
General Partners	(27,123)	(24,751)
Limited Partners – 24,000 Units authorized; 13,641 Units issued and outstanding as of 3/31/2018 and 12/31/2017	7,740,281	7,816,966
Total Partners' Capital	7,713,158	7,792,215
Total Liabilities and Partners' Capital	$7,909,224	$7,974,137

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2018	2017

Rental Income	$179,431	$188,101

Expenses:
Partnership Administration – Affiliates	28,237	29,609
Partnership Administration and Property Management – Unrelated Parties	11,302	9,985
Depreciation and Amortization	77,141	77,141
Total Expenses	116,680	116,735

Operating Income	62,751	71,366

Other Income:
Interest Income	668	797

Net Income	$63,419	$72,163

Net Income Allocated:
General Partners	$1,903	$2,165
Limited Partners	61,516	69,998
Total	$63,419	$72,163

Net Income per Limited Partnership Unit	$4.51	$5.00

Weighted Average Units Outstanding – Basic and Diluted	13,641	14,002

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2018	2017
Cash Flows from Operating Activities:
Net Income	$63,419	$72,163

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	89,579	89,579
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(2,746)	(7,570)
Increase (Decrease) in Unearned Rent	16,890	34,709
Total Adjustments	103,723	116,718
Net Cash Provided By (Used For) Operating Activities	167,142	188,881

Cash Flows from Financing Activities:
Distributions Paid to Partners	(142,476)	(144,948)

Net Increase (Decrease) in Cash	24,666	43,933

Cash, beginning of period	913,966	1,117,341

Cash, end of period	$938,632	$1,161,274

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(4,348)	(140,600)	(144,948)

Net Income	2,165	69,998	72,163

Balance, March 31, 2017	$(15,194)	$8,298,755	$8,283,561	14,001.92

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(4,275)	(138,201)	(142,476)

Net Income	1,903	61,516	63,419

Balance, March 31, 2018	$(27,123)	$7,740,281	$7,713,158	13,641.12

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018
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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Continued)

(3)  Recently Adopted Accounting Pronouncements –

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

Management has concluded that all of the Partnership's material revenue streams fall outside of the scope of this guidance.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  During 2018, the Partnership selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Management has concluded that the majority of total revenues consist of rental income from leasing arrangements, which are specifically excluded from the standard.  The Partnership analyzed its remaining revenue streams, inclusive of gains and losses on real estate sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Partnership's financial statements.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred.  During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on its financial statements.

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

(5)  Real Estate Investments –

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $27,287.

(6)  Partners' Capital –

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $142,476 and $144,948, respectively.  The Limited Partners received distributions of $138,201 and $140,600 and the General Partners received distributions of $4,275 and $4,348 for the periods, respectively.  The Limited Partners' distributions represented $10.13 and $10.04 per Limited Partnership Unit outstanding using 13,641 and 14,002 weighted average Units in 2018 and 2017, respectively.  The distributions represented $4.51 and $5.00 per Unit of Net Income and $5.62 and $5.04 per Unit of return of capital in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of March 31, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2018 and 2017, the Partnership recognized rental income of $179,431 and $188,101, respectively.  In 2018, rental income decreased due to a rent decrease related to the Advance Auto Parts store, as discussed below.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties as of April 30, 2018, the Partnership expects to recognize rental income of approximately $718,000 in 2018.

For the three months ended March 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $28,237 and $29,609, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,302 and $9,985, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2018 and 2017, the Partnership recognized interest income of $668 and $797, respectively.

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant will receive free rent for four months that equals $27,287.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, the Partnership's cash balances increased $24,666 and $43,933, respectively, as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $188,881 in 2017 to $167,142 in 2018 as a result of a decrease in total rental and interest income in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the three months ended March 31, 2018 and 2017, the Partnership declared distributions of $142,476 and $144,948, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $138,201 and $140,600 and the General Partners received distributions of $4,275 and $4,348 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2018 and 2017, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2018	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)