Form 10-Q
period 2018-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2018-08-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Statements for the Periods ended June 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 – 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$823,922	$913,966

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(3,050,731)	(2,871,573)
Real Estate Held for Investment, Net	6,881,013	7,060,171
Total Assets	$7,704,935	$7,974,137

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$6,217	$29,826
Distributions Payable	142,476	142,476
Unearned Rent	44,252	9,620
Total Current Liabilities	192,945	181,922

Partners' Capital (Deficit):
General Partners	(33,157)	(24,751)
Limited Partners – 24,000 Units authorized; 13,503 and 13,641 Units issued and outstanding as of 6/30/2018 and 12/31/2017, respectively	7,545,147	7,816,966
Total Partners' Capital	7,511,990	7,792,215
Total Liabilities and Partners' Capital	$7,704,935	$7,974,137

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Rental Income	$165,787	$188,465	$345,218	$376,566

Expenses:
Partnership Administration – Affiliates	24,689	28,467	52,926	58,076
Partnership Administration and Property Management – Unrelated Parties	12,647	8,045	23,949	18,030
Depreciation and Amortization	77,141	77,141	154,282	154,282
Total Expenses	114,477	113,653	231,157	230,388

Operating Income	51,310	74,812	114,061	146,178

Other Income:
Interest Income	1,310	737	1,978	1,534

Net Income	$52,620	$75,549	$116,039	$147,712

Net Income Allocated:
General Partners	$1,578	$2,266	$3,481	$4,431
Limited Partners	51,042	73,283	112,558	143,281
Total	$52,620	$75,549	$116,039	$147,712

Net Income per Limited Partnership Unit	$3.78	$5.28	$8.29	$10.28

Weighted Average Units Outstanding – Basic and Diluted	13,503	13,879	13,572	13,940

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$116,039	$147,712

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	179,158	179,158
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(23,609)	(6,482)
Increase (Decrease) in Unearned Rent	34,632	21,255
Total Adjustments	190,181	193,931
Net Cash Provided By (Used For) Operating Activities	306,220	341,643

Cash Flows from Financing Activities:
Distributions Paid to Partners	(284,951)	(289,896)
Repurchase of Partnership Units	(111,313)	(99,630)
Net Cash Provided By (Used For) Financing Activities	(396,264)	(389,526)

Net Increase (Decrease) in Cash	(90,044)	(47,883)

Cash, beginning of period	913,966	1,117,341

Cash, end of period	$823,922	$1,069,458

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(7,239)	(281,199)	(288,438)

Repurchase of Partnership Units	(2,989)	(96,641)	(99,630)	(123.00)

Net Income	4,431	143,281	147,712

Balance, June 30, 2017	$(18,808)	$8,134,798	$8,115,990	13,878.92

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(8,548)	(276,403)	(284,951)

Repurchase of Partnership Units	(3,339)	(107,974)	(111,313)	(138.53)

Net Income	3,481	112,558	116,039

Balance, June 30, 2018	$(33,157)	$7,545,147	$7,511,990	13,502.59

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018
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

(5)  Real Estate Investments –

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant received free rent for four months that equaled $27,287.

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent will decrease from $149,302 to $129,395 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant will receive free rent for one month that equals $10,783.

(6)  Partners' Capital –

For the six months ended June 30, 2018 and 2017, the Partnership declared distributions of $284,951 and $288,438, respectively.  The Limited Partners received distributions of $276,403 and $281,199 and the General Partners received distributions of $8,548 and $7,239 for the periods, respectively.  The Limited Partners' distributions represented $20.37 and $20.17 per Limited Partnership Unit outstanding using 13,572 and 13,940 weighted average Units in 2018 and 2017, respectively.  The distributions represented $0.29 and $3.32 per Unit of Net Income and $20.08 and $16.85 per Unit of return of capital in 2018 and 2017, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $70,707 in 2017.  The Limited Partners received distributions of $70,000 and the General Partners received distributions of $707.  The Limited Partners' distributions represented $5.04 per Unit.

On April 1, 2018, the Partnership repurchased a total of 138.53 Units for $107,974 from nine Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,339 and $2,989 in 2018 and 2017, respectively.

(7)  Fair Value Measurements –

As of June 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2018 and 2017, the Partnership recognized rental income of $345,218 and $376,566, respectively.  In 2018, rental income decreased due to a rent decrease related to the Advance Auto Parts store, as discussed below.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties as of July 31, 2018, the Partnership expects to recognize rental income of approximately $718,000 in 2018.

For the six months ended June 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $52,926 and $58,076, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,949 and $18,030, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2018 and 2017, the Partnership recognized interest income of $1,978 and $1,534, respectively.

In February 2018, the Partnership entered into an agreement with the tenant of the Advance Auto Parts store in Indianapolis, Indiana to extend the lease term five years to end on April 30, 2025.  As part of the agreement, the annual rent decreased from $95,885 to $81,861 effective January 1, 2018.  In addition, beginning on March 1, 2018, the tenant received free rent for four months that equaled $27,287.

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent will decrease from $149,302 to $129,395 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant will receive free rent for one month that equals $10,783.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018 and 2017, the Partnership's cash balances decreased $90,044 and $47,883, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $341,643 in 2017 to $306,220 in 2018 as a result of a decrease in total rental and interest income in 2018, an increase in Partnership administration and property management expenses in 2018, and net timing differences in the collection of payments from the tenants and the payment of expenses.

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

For the six months ended June 30, 2018 and 2017, the Partnership declared distributions of $284,951 and $288,438, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $276,403 and $281,199 and the General Partners received distributions of $8,548 and $7,239 for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

On April 1, 2018, the Partnership repurchased a total of 138.53 Units for $107,974 from nine Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,339 and $2,989 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/18 to 4/30/18	138.53	$779.43	3,414.63(1)	(2)

5/1/18 to 5/31/18	--	--	--	--

6/1/18 to 6/30/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2018	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)