Form 10-Q
period 2018-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2018-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2018

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Statements for the Periods ended September 30, 2018 and 2017:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2018	2017
	(unaudited)
Current Assets:
Cash	$835,835	$913,966

Real Estate Investments:
Land	2,367,033	2,367,033
Buildings	6,631,829	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	9,931,744	9,931,744
Accumulated Depreciation and Amortization	(3,140,310)	(2,871,573)
Real Estate Held for Investment, Net	6,791,434	7,060,171
Total Assets	$7,627,269	$7,974,137

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$4,847	$29,826
Distributions Payable	142,476	142,476
Unearned Rent	31,271	9,620
Total Current Liabilities	178,594	181,922

Partners' Capital (Deficit):
General Partners	(35,057)	(24,751)
Limited Partners – 24,000 Units authorized; 13,503 and 13,641 Units issued and outstanding as of 9/30/2018 and 12/31/2017, respectively	7,483,732	7,816,966
Total Partners' Capital	7,448,675	7,792,215
Total Liabilities and Partners' Capital	$7,627,269	$7,974,137

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Rental Income	$186,252	$188,647	$531,470	$565,213

Expenses:
Partnership Administration – Affiliates	27,361	27,574	80,287	85,650
Partnership Administration and Property Management – Unrelated Parties	4,486	8,197	28,435	26,227
Depreciation and Amortization	77,141	77,141	231,423	231,423
Total Expenses	108,988	112,912	340,145	343,300

Operating Income	77,264	75,735	191,325	221,913

Other Income:
Interest Income	1,897	761	3,875	2,295

Net Income	$79,161	$76,496	$195,200	$224,208

Net Income Allocated:
General Partners	$2,375	$2,295	$5,856	$6,726
Limited Partners	76,786	74,201	189,344	217,482
Total	$79,161	$76,496	$195,200	$224,208

Net Income per Limited Partnership Unit	$5.69	$5.35	$13.97	$15.62

Weighted Average Units Outstanding – Basic and Diluted	13,503	13,879	13,549	13,920

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2018	2017
Cash Flows from Operating Activities:
Net Income	$195,200	$224,208

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	268,737	268,737
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(24,979)	(13,992)
Increase (Decrease) in Unearned Rent	21,651	29,245
Total Adjustments	265,409	283,990
Net Cash Provided By (Used For) Operating Activities	460,609	508,198

Cash Flows from Financing Activities:
Distributions Paid to Partners	(427,427)	(433,386)
Repurchase of Partnership Units	(111,313)	(99,630)
Net Cash Provided By (Used For) Financing Activities	(538,740)	(533,016)

Net Increase (Decrease) in Cash	(78,131)	(24,818)

Cash, beginning of period	913,966	1,117,341

Cash, end of period	$835,835	$1,092,523

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(11,588)	(421,798)	(433,386)

Repurchase of Partnership Units	(2,989)	(96,641)	(99,630)	(123.00)

Net Income	6,726	217,482	224,208

Balance, September 30, 2017	$(20,862)	$8,068,400	$8,047,538	13,878.92

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(12,823)	(414,604)	(427,427)

Repurchase of Partnership Units	(3,339)	(107,974)	(111,313)	(138.53)

Net Income	5,856	189,344	195,200

Balance, September 30, 2018	$(35,057)	$7,483,732	$7,448,675	13,502.59

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Recently Issued Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

(7)  Partners' Capital –

For the nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $427,427 and $433,386, respectively.  The Limited Partners received distributions of $414,604 and $421,798 and the General Partners received distributions of $12,823 and $11,588 for the periods, respectively.  The Limited Partners' distributions represented $30.60 and $30.30 per Limited Partnership Unit outstanding using 13,549 and 13,920 weighted average Units in 2018 and 2017, respectively.  The distributions represented $5.97 and $8.66 per Unit of Net Income and $24.63 and $21.64 per Unit of return of capital in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Partners' Capital – (Continued)

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

(8)  Fair Value Measurements –

As of September 30, 2018 and December 31, 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the nine months ended September 30, 2018 and 2017, the Partnership recognized rental income of $531,470 and $565,213, respectively.  In 2018, rental income decreased due to a rent decrease related to the Advance Auto Parts store, as discussed below.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties as of October 31, 2018, the Partnership expects to recognize rental income of approximately $718,000 and $721,000 in 2018 and 2019, respectively.

For the nine months ended September 30, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $80,287 and $85,650, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,435 and $26,227, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2018 and 2017, the Partnership recognized interest income of $3,875 and $2,295, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2018 and 2017, the Partnership's cash balances decreased $78,131 and $24,818, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $508,198 in 2017 to $460,609 in 2018 as a result of a decrease in total rental and interest income in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses, which were partially offset by a decrease in Partnership administration and property management expenses in 2018.

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

For the nine months ended September 30, 2018 and 2017, the Partnership declared distributions of $427,427 and $433,386, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $414,604 and $421,798 and the General Partners received distributions of $12,823 and 11,588 for the periods, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2018	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)