Form 10-K
period 2018-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2019-03-29
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2018

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
☐ Yes    ☒ No

As of June 30, 2018, there were 13,480.591 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $13,480,591.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996.  The registrant is comprised of AEI Fund Management XXI, Inc. ("AFM") as Managing General Partner, Robert P. Johnson, the President and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners.  The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997.  The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  The Partnership's offering terminated January 9, 1999 when the extended offering period ended. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

Property Activity During the Last Three Years

As of December 31, 2015, the Partnership owned interests in seven properties with a total cost of $9,931,744.  During 2016, 2017 and 2018, the Partnership did not sell or purchase any properties.  As a result, the Partnership owned the same properties as of December 31, 2018.

Major Tenants

During 2018, four tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 74% of total rental income in 2018.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2019 with the following exception.  The tenant of the Applebee's restaurant will likely not continue to be a major tenant because the property is under contract to be sold in 2019.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2018.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

Applebee's Restaurant Crawfordsville, IN (60%)	12/29/06	$1,856,656		Apple Indiana II LLC	$154,777	$49.04

Tractor Supply Company Store Grand Forks, ND (50%)	1/19/07	$1,403,874		Tractor Supply Company	$115,437	$10.47

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$149,302	$14.89

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$67,746	$15.47

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$157,187	$25.69

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

ITEM 2.  PROPERTIES.  (Continued)

At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store and the Advance Auto Parts store were extended to end on March 31, 2024 and April 30, 2025, respectively.

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

At December 31, 2018, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2018, there were 626 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Cash distributions of $17,097 and $15,862 were made to the General Partners and $552,804 and $560,000 were made to the Limited Partners for 2018 and 2017, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/18 to 10/31/18	39.67	$738.00	3,454.30(1)	(2)

11/1/18 to 11/30/18	--	--	--	--

12/1/18 to 12/31/18	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

At December 31, 2018, the estimated value of the Partnership's Units was $830 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

•	Opinions of value from real estate brokerage firms
•	Appraisal reports from independent commercial property appraisers
•	Industry market reports from real estate brokerage and appraisal firms
•	Market values from comparable properties listed for sale or recently sold
•	Interviews with real estate brokers and tenants
•	Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2018 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Properties	$10,663,000	$11,220,000
Cash	806,000	904,000
Current Liabilities	(179,000)	(195,000)
Value attributable to the interest of the General Partners	(113,000)	(119,000)
Value attributable to the interest of the Limited Partners	$11,177,000	$11,810,000
Limited Partnership Units outstanding	13,463	13,641

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the years ended December 31, 2018 and 2017, the Partnership recognized rental income of $718,486 and $754,601, respectively.  In 2018, rental income decreased due to a rent decrease related to the Advance Auto Parts store, as discussed below.  This decrease was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 28, 2019, the Partnership expects to recognize rental income of approximately $721,000 in 2019.

For the years ended December 31, 2018 and 2017, the Partnership incurred Partnership administration expenses from affiliated parties of $105,537 and $111,769, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,767 and $37,318, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2018 and 2017, the Partnership recognized interest income of $6,245 and $2,923, respectively.

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

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $149,302 to $129,395 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $10,783.

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

Liquidity and Capital Resources

During the years ended December 31, 2018 and 2017, the Partnership's cash balances decreased $63,447 and $203,375, respectively, as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $663,101 in 2017 to $647,949 in 2018 as a result of a decrease in total rental and interest income in 2018, which was partially offset by a decrease in Partnership administration and property management expenses in 2018 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the years ended December 31, 2018 and 2017, the Partnership did not complete any property acquisitions or property sales.

In December 2018, the Partnership decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,863,000, which will result in a net gain of approximately $654,600.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

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

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $569,901 and $575,862, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $552,804 and $560,000 and the General Partners received distributions of $17,097 and $15,862 for the years, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

During 2018, the Partnership repurchased a total of 178.20 Units for $137,248 from 13 Limited Partners in accordance with the Partnership Agreement.  On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2017, the Partnership repurchased a total of 237.80 Units for $186,627 from eight Limited Partners.  The Partnership acquired these Units using net sale proceeds.  In prior years, the Partnership repurchased a total of 2,915.30 Units for $2,162,026 from 157 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,245 and $4,874 in 2018 and 2017, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2018 and 2017	17

Statements for the Years Ended December 31, 2018 and 2017:

Income	18

Cash Flows	19

Changes in Partners' Capital (Deficit)	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2018 and 2017, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership's auditor since 1996

Minneapolis, Minnesota
March 29, 2019

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2018	2017
Current Assets:
Cash	$850,519	$913,966

Real Estate Investments:
Land	1,861,003	2,367,033
Buildings	5,281,203	6,631,829
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	8,075,088	9,931,744
Accumulated Depreciation and Amortization	(2,581,592)	(2,871,573)
Real Estate Held for Investment, Net	5,493,496	7,060,171
Real Estate Held for Sale	1,208,359	0
Total Real Estate Investments	6,701,855	7,060,171
Total Assets	$7,552,374	$7,974,137

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$43,596	$29,826
Distributions Payable	142,474	142,476
Unearned Rent	9,620	9,620
Total Current Liabilities	195,690	181,922

Partners' Capital (Deficit):
General Partners	(37,817)	(24,751)
Limited Partners – 24,000 Units authorized; 13,463 and 13,641 Units issued and outstanding as of December 31, 2018 and 2017, respectively	7,394,501	7,816,966
Total Partners' Capital	7,356,684	7,792,215
Total Liabilities and Partners' Capital	$7,552,374	$7,974,137

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2018	2017

Rental Income	$718,486	$754,601

Expenses:
Partnership Administration – Affiliates	105,537	111,769
Partnership Administration and Property Management – Unrelated Parties	34,767	37,318
Depreciation and Amortization	308,564	308,564
Total Expenses	448,868	457,651

Operating Income	269,618	296,950

Other Income:
Interest Income	6,245	2,923

Net Income	$275,863	$299,873

Net Income Allocated:
General Partners	$8,276	$8,996
Limited Partners	267,587	290,877
Total	$275,863	$299,873

Net Income per Limited Partnership Unit	$19.78	$21.00

Weighted Average Units Outstanding – Basic and Diluted	13,527	13,850

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2018	2017

Cash Flows from Operating Activities:
Net Income	$275,863	$299,873

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	358,316	358,316
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,770	4,912
Total Adjustments	372,086	363,228
Net Cash Provided By (Used For) Operating Activities	647,949	663,101

Cash Flows from Financing Activities:
Distributions Paid to Partners	(569,903)	(578,334)
Repurchase of Partnership Units	(141,493)	(288,142)
Net Cash Provided By (Used For) Financing Activities	(711,396)	(866,476)

Net Increase (Decrease) in Cash	(63,447)	(203,375)

Cash, beginning of year	913,966	1,117,341

Cash, end of year	$850,519	$913,966

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2016	$(13,011)	$8,369,357	$8,356,346	14,001.92

Distributions Declared	(15,862)	(560,000)	(575,862)

Repurchase of Partnership Units	(4,874)	(283,268)	(288,142)	(360.80)

Net Income	8,996	290,877	299,873

Balance, December 31, 2017	(24,751)	7,816,966	7,792,215	13,641.12

Distributions Declared	(17,097)	(552,804)	(569,901)

Repurchase of Partnership Units	(4,245)	(137,248)	(141,493)	(178.20)

Net Income	8,276	267,587	275,863

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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

The terms of the Partnership offering called for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer.  The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  The offering terminated January 9, 1999 when the extended offering period ended.  The Partnership received subscriptions for 16,917.222 Limited Partnership Units.  Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $16,917,222 and $1,000, respectively.

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
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

 (2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2015, and with few exceptions, is no longer subject to state tax examinations for tax years before 2015.

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
DECEMBER 31, 2018 AND 2017

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
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant's business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2018 and 2017.

Fair Value Measurements

As of December 31, 2018 and 2017, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers.  This standard was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The update's core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Entities are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle.  Those steps include the following:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

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

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption.  We expect the new standard will result in all of our real estate acquisitions being considered asset acquisitions, whereby substantially all acquisition costs related to our real estate acquisitions will be capitalized.  Prior to the adoption of the new standard, all of our real estate acquisitions completed after January 1, 2009, were considered acquisitions of businesses, whereby all acquisition-related costs were expensed as incurred. During 2018, the Partnership has adopted the accounting pronouncement effective January 1, 2018, and applied this guidance prospectively.  The adoption did not have a material effect on the Partnership's financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements. Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Partnership anticipates its first presentation of year-to-date quarterly changes in partners' capital will be included in its Form 10‑Q for the quarter ended March 31, 2019.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(2)  Summary of Significant Accounting Policies – (Continued)

In February 2016, the FASB issued ASU 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted.  It is to be adopted using a modified retrospective approach.  Management is currently evaluating the impact the adoption of this guidance will have on the Partnership's financial statements and does not expect this guidance will have a material impact on the financial statements given the nature of the leases held by the Partnership.

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2018	2017

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$105,537	$111,769

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$34,767	$37,318

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a and b.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases.  Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property.  For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot.  At the time the properties were acquired, the remaining primary lease terms varied from 10 to 20 years, except for the Staples store, which had a remaining primary term of 8.4 years.  The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term.  The leases for the Best Buy store and the Advance Auto Parts store were extended to end on March 31, 2024 and April 30, 2025, respectively.

The Partnership's properties are commercial, single-tenant buildings.  The Advance Auto Parts store was constructed in 2005 and acquired in 2006.  The Applebee's restaurant was constructed in 1996 and acquired in 2006.  The Tractor Supply Company store was constructed in 2005 and acquired in 2007.  The Best Buy store was constructed and acquired in 2008.  The Staples store was constructed in 2010 and acquired in 2011.  The PetSmart store was constructed and acquired in 2012.  The St. Vincent Medical Clinic was constructed in 2010 and acquired in 2013.  There have been no costs capitalized as improvements subsequent to the acquisitions, except for $3,007 of tenant improvements related to the Staples store.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2018 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$340,182
Tractor Supply, Grand Forks, ND	238,547	1,165,327	1,403,874	557,411
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	688,899
Staples, Clermont, FL	239,400	543,942	783,342	156,204
PetSmart, Galveston TX	340,000	280,048	620,048	76,086
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	199,170
	$1,861,003	$5,281,203	$7,142,206	$2,017,952

For the years ended December 31, 2018 and 2017, the Partnership recognized depreciation expense of $265,272 for both years.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 41 and 53 months, respectively)	$418,089	276,831	$418,089	$233,539

Above-Market Lease Intangibles (weighted average life of 55 and 67 months, respectively)	514,793	286,809	514,793	237,057
Acquired Intangible Lease Assets	$932,882	563,640	$932,882	$470,596

For the years ended December 31, 2018 and 2017, the value of in-place lease intangibles amortized to expense was $43,292 and the decrease to rental income for above-market leases was $49,752 for both years.

For lease intangibles not held for sale at December 31, 2018, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2019	$43,292	$49,752
2020	32,869	49,752
2021	29,396	49,752
2022	21,311	44,215
2023	14,390	34,513
	$141,258	$227,984

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

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024.  As part of the agreement, the annual rent decreased from $149,302 to $129,395 effective February 1, 2019.  In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $10,783.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(4)  Real Estate Investments – (Continued)

In December 2018, the Partnership decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  The sale is subject to contingencies and may not be completed.  If the sale is completed, the Partnership expects to receive net proceeds of approximately $1,863,000, which will result in a net gain of approximately $654,600.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

For properties owned as of December 31, 2018, the minimum future rent payments required by the leases are as follows:
2019	$771,095
2020	720,565
2021	604,273
2022	572,843
2023	525,069
Thereafter	599,053
$3,792,898

There were no contingent rents recognized in 2018 and 2017.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2018	2017

Apple American Group	Restaurant	$154,776	$154,776
Best Buy Stores, L.P.	Retail	149,302	149,302
Tractor Supply Company	Retail	115,437	115,437
St. Vincent Health System	Medical	111,948	107,481
Advance Stores Company	Retail	N/A	95,885
Aggregate rental income of major tenants		$531,463	$622,881
Aggregate rental income of major tenants as a percentage of total rental income		74%	83%

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(6)  Partners' Capital –

For the years ended December 31, 2018 and 2017, the Partnership declared distributions of $569,901 and $575,862, respectively.  The Limited Partners received distributions of $552,804 and $560,000 and the General Partners received distributions of $17,097 and $15,862 for the years, respectively.  The Limited Partners' distributions represented $40.87 and $40.43 per Limited Partnership Unit outstanding using 13,527 and 13,850 weighted average Units in 2018 and 2017, respectively.  The distributions represented $9.59 and $14.04 per Unit of Net Income and $31.28 and $26.39 per Unit of return of capital in 2018 and 2017, respectively.

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

During 2018, the Partnership repurchased a total of 178.20 Units for $137,248 from 13 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using Net Cash Flow from operations.  On April 1, 2017, the Partnership repurchased a total of 123.00 Units for $96,641 from four Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  On October 1, 2017, the Partnership repurchased a total of 237.80 Units for $186,627 from eight Limited Partners.  The Partnership acquired these Units using net sale proceeds.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,245 and $4,874 in 2018 and 2017, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2018	2017

Net Income for Financial Reporting Purposes	$275,863	$299,873

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	145,264	144,635
Taxable Income to Partners	$421,127	$444,508

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2018	2017

Partners' Capital for Financial Reporting Purposes	$7,356,684	$7,792,215

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,244,289	1,099,025

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	9,620	9,620

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$11,029,319	$11,319,586

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

(b)  Internal Control Over Financial Reporting.

(i) Management's Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. ("AFM"), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer, President and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson is the majority shareholder.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and is accountable for his actions to Mr. Johnson.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 74, is Chief Executive Officer, President and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Patrick W. Keene, age 59, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2019.  Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG Certified Public Accountants, first as an auditor and later as a tax manager.  Mr. Keene is responsible for all accounting functions of AFM and the registrant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2018.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2018 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2019:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.16%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	6.13%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2018 and 2017.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2018, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2018.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2018

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,445,024

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$679,856

General Partners	3% of Net Cash Flow in any fiscal year.	$532,998

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$42,784

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2018 and 2017:

Fee Category	2018	2017

Audit Fees	$17,185	$17,650
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,185	$17,650

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 29, 2019	By:	/s/ MARNI J NYGARD
Marni J. Nygard, Chief Investment Officer
(Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	Chief Investment Officer	March 29, 2019
Marni J. Nygard	(Acting Principal Executive Officer)

/s/ PATRICK W KEENE	Chief Financial Officer and Treasurer	March 29, 2019
Patrick W. Keene	(Principal Accounting Officer)