Form 10-Q
period 2019-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2019-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2019 and December 31, 2018	3

	Statements for the Three Months ended March 31, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners' Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$816,157	$850,519

Real Estate Investments:
Land	1,861,003	1,861,003
Buildings	5,281,203	5,281,203
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	8,075,088	8,075,088
Accumulated Depreciation and Amortization	(2,657,665)	(2,581,592)
Real Estate Held for Investment, Net	5,417,423	5,493,496
Real Estate Held for Sale	1,208,359	1,208,359
Total Real Estate Investments	6,625,782	6,701,855
Total Assets	$7,441,939	$7,552,374

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$22,089	$43,596
Distributions Payable	142,474	142,474
Unearned Rent	0	9,620
Total Current Liabilities	164,563	195,690

Partners' Capital (Deficit):
General Partners	(40,196)	(37,817)
Limited Partners – 24,000 Units authorized; 13,463 Units issued and outstanding as of 3/31/2019 and 12/31/2018	7,317,572	7,394,501
Total Partners' Capital	7,277,376	7,356,684
Total Liabilities and Partners' Capital	$7,441,939	$7,552,374

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2019	2018

Rental Income	$173,296	$179,431

Expenses:
Partnership Administration – Affiliates	25,991	28,237
Partnership Administration and Property Management – Unrelated Parties	23,351	11,302
Depreciation and Amortization	63,635	77,141
Total Expenses	112,977	116,680

Operating Income	60,319	62,751

Other Income:
Interest Income	2,847	668

Net Income	$63,166	$63,419

Net Income Allocated:
General Partners	$1,895	$1,903
Limited Partners	61,271	61,516
Total	$63,166	$63,419

Net Income per Limited Partnership Unit	$4.55	$4.51

Weighted Average Units Outstanding – Basic and Diluted	13,463	13,641

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2019	2018
Cash Flows from Operating Activities:
Net Income	$63,166	$63,419

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	76,073	89,579
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(21,507)	(2,746)
Increase (Decrease) in Unearned Rent	(9,620)	16,890
Total Adjustments	44,946	103,723
Net Cash Provided By (Used For) Operating Activities	108,112	167,142

Cash Flows from Financing Activities:
Distributions Paid to Partners	(142,474)	(142,476)

Net Increase (Decrease) in Cash	(34,362)	24,666

Cash, beginning of period	850,519	913,966

Cash, end of period	$816,157	$938,632

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(4,275)	(138,201)	(142,476)

Net Income	1,903	61,516	63,419

Balance, March 31, 2018	$(27,123)	$7,740,281	$7,713,158	13,641.12

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	$(40,196)	$7,317,572	$7,277,376	13,462.92

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners' capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners' capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Partnership's first presentation of year-to-date quarterly changes in partners' capital is included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership's financial statements.

(4)  Real Estate Investments –

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

In December 2018, the Partnership decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Partnership receiving net proceeds of approximately $1,863,000, which resulted in a net gain of approximately $654,600.  At the time of sale, the cost and related accumulated depreciation was $1,856,656 and $648,297, respectively.  At March 31, 2019 and December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners' Capital –

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $142,474 and $142,476, respectively.  The Limited Partners received distributions of $138,200 and $138,201 and the General Partners received distributions of $4,274 and $4,275 for the periods, respectively.  The Limited Partners' distributions represented $10.27 and $10.13 per Limited Partnership Unit outstanding using 13,463 and 13,641 weighted average Units in 2019 and 2018, respectively.  The distributions represented $4.55 and $4.51 per Unit of Net Income and $5.72 and $5.62 per Unit of return of capital in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

As of March 31, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Results of Operations

For the three months ended March 31, 2019 and 2018, the Partnership recognized rental income of $173,296 and $179,431, respectively.  In 2019, rental income decreased due to a rent decrease related to the Best Buy store, as discussed below.  This decrease was partially offset by a rent increase on one property.  In addition, in 2018, rental income was lower due to the tenant of the Advance Auto Parts store receiving free rent, as discussed below.  Based on the scheduled rent for the properties owned as of April 30, 2019, the Partnership expects to recognize rental income of approximately $608,000 in 2019.

For the three months ended March 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $25,991 and $28,237, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $23,351 and $11,302, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2019 and 2018, the Partnership recognized interest income of $2,847 and $668, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2019, the Partnership's cash balances decreased $34,362 as a result of distributions paid to the Partners in excess of cash generated from operating activities.  During the three months ended March 31, 2018, the Partnership's cash balances increased $24,666 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Net cash provided by operating activities decreased from $167,142 in 2018 to $108,112 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the three months ended March 31, 2019 and 2018, the Partnership did not complete any property acquisitions or property sales.

In December 2018, the Partnership decided to sell the Applebee's restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Partnership receiving net proceeds of approximately $1,863,000, which resulted in a net gain of approximately $654,600.  At the time of sale, the cost and related accumulated depreciation was $1,856,656 and $648,297, respectively.  At March 31, 2019 and December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

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

For the three months ended March 31, 2019 and 2018, the Partnership declared distributions of $142,474 and $142,476, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $138,200 and $138,201 and the General Partners received distributions of $4,274 and $4,275 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership.  Such Units may be acquired at a discount.  The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year.  In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.  During the three months ended March 31, 2019 and 2018, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2019	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ ROBERT P JOHNSON
Robert P. Johnson
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)