Form 10-Q
period 2019-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2019-08-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ⌧ Yes    □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ⌧ Yes    □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

□ Large accelerated filer	□ Accelerated filer
□ Non-accelerated filer	⌧ Smaller reporting company
□ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     □ Yes    ⌧ No

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Statements for the Periods ended June 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 – 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$2,262,298	$850,519

Real Estate Investments:
Land	1,622,456	1,861,003
Buildings	4,115,876	5,281,203
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	6,671,214	8,075,088
Accumulated Depreciation and Amortization	(2,153,021)	(2,581,592)
Real Estate Held for Investment, Net	4,518,193	5,493,496
Real Estate Held for Sale	853,157	1,208,359
Total Real Estate Investments	5,371,350	6,701,855
Total Assets	$7,633,648	$7,552,374

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$16,050	$43,596
Distributions Payable	142,475	142,474
Unearned Rent	6,086	9,620
Total Current Liabilities	164,611	195,690

Partners’ Capital (Deficit):
General Partners	6,087	(37,817)
Limited Partners – 24,000 Units authorized; 12,965 and 13,463 Units issued and outstanding as of 6/30/2019 and 12/31/2018	7,462,950	7,394,501
Total Partners' Capital	7,469,037	7,356,684
Total Liabilities and Partners' Capital	$7,633,648	$7,552,374

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Rental Income	$146,736	$165,787	$320,032	$345,218

Expenses:
Partnership Administration – Affiliates	27,059	24,689	53,050	52,926
Partnership Administration and Property Management – Unrelated Parties	9,418	12,647	32,769	23,949
Depreciation and Amortization	63,635	77,141	127,270	154,282
Total Expenses	100,112	114,477	213,089	231,157

Operating Income	46,624	51,310	106,943	114,061

Other Income:
Gain on Sale of Real Estate	655,332	0	655,332	0
Interest Income	7,861	1,310	10,708	1,978
Total Other Income	663,193	1,310	666,040	1,978

Net Income	$709,817	$52,620	$772,983	$116,039

Net Income Allocated:
General Partners	$54,314	$1,578	$56,209	$3,481
Limited Partners	655,503	51,042	716,774	112,558
Total	$709,817	$52,620	$772,983	$116,039

Net Income per Limited Partnership Unit	$50.56	$3.78	$54.24	$8.29

Weighted Average Units Outstanding – Basic and Diluted	12,965	13,503	13,214	13,572

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$772,983	$116,039

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	152,146	179,158
Gain on Sale of Real Estate	(655,332)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(27,546)	(23,609)
Increase (Decrease) in Unearned Rent	(3,534)	34,632
Total Adjustments	(534,266)	190,181
Net Cash Provided By (Used For) Operating Activities	238,717	306,220

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0
Proceeds from Sale of Real Estate	1,863,691	0
Net Cash Provided By (Used For) Investing Activities	1,833,691	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(284,948)	(284,951)
Repurchase of Partnership Units	(375,681)	(111,313)
Net Cash Provided By (Used For) Financing Activities	(660,629)	(396,264)

Net Increase (Decrease) in Cash	1,411,779	(90,044)

Cash, beginning of period	850,519	913,966

Cash, end of period	$2,262,298	$823,922

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(4,275)	(138,201)	(142,476)

Net Income	1,903	61,516	63,419

Balance, March 31, 2018	(27,123)	7,740,281	7,713,158	13,641.12

Distributions Declared	(4,273)	(138,202)	(142,475)

Repurchase of Partnership Units	(3,339)	(107,974)	(111,313)	(138.53)

Net Income	1,578	51,042	52,620

Balance, June 30, 2018	$(33,157)	$7,545,147	$7,511,990	13,502.59

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	(40,196)	7,317,572	7,277,376	13,462.92

Distributions Declared	(4,274)	(138,201)	(142,475)

Repurchase of Partnership Units	(3,757)	(371,924)	(375,681)	(497.89)

Net Income	54,314	655,503	709,817

Balance, June 30, 2019	$6,087	$7,462,950	$7,469,037	12,965.03

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements.  The adjustments made to these condensed statements consist only of normal recurring adjustments.  Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Adopted Accounting Pronouncements –

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements for the analysis of partners’ capital for interim financial statements.  Under the amendments, an analysis of changes in each caption of partners’ capital presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed.  The Partnership’s first presentation of year-to-date quarterly changes in partners’ capital was included in its Form 10‑Q for the quarter ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, which provides guidance for accounting for leases.  The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments.  The accounting guidance for lessors is largely unchanged.  The ASU is effective for annual and interim periods beginning after December 15, 2018. It is to be adopted using a modified retrospective approach.  The Partnership has adopted the accounting pronouncement effective January 1, 2019 and the adoption of the standard did not have a material impact on the Partnership’s financial statements.

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

In December 2018, the Partnership decided to sell the Applebee’s restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Partnership receiving net proceeds of $1,863,691, which resulted in a net gain of $655,332.  At the time of sale, the cost and related accumulated depreciation was $1,856,656 and $648,297, respectively.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

In June 2019, the Partnership entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Partnership reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Partnership receiving net proceeds of approximately $1,739,000, which resulted in a net gain of approximately $885,800.  At the time of sale, the cost and related accumulated depreciation was $1,433,874 and $580,717, respectively.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $853,157.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $284,949 and $284,951, respectively.  The Limited Partners received distributions of $276,401 and $276,403 and the General Partners received distributions of $8,548 and $8,548 for the periods, respectively.  The Limited Partners' distributions represented $20.92 and $20.37 per Limited Partnership Unit outstanding using 13,214 and 13,572 weighted average Units in 2019 and 2018, respectively.  The distributions represented $20.92 and $0.29 per Unit of Net Income and $0.00 and $20.08 per Unit of return of capital in 2019 and 2018, respectively.

On April 1, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sales proceeds.  On April 1, 2018, the Partnership repurchased a total of 138.53 Units for $107,974 from nine Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 and $3,339 in 2019 and 2018, respectively.

(7)  Fair Value Measurements –

As of June 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2019 and 2018, the Partnership recognized rental income of $320,032 and $345,218, respectively.  In 2019, rental income decreased due to the sale of one property and a rent decrease related to the Best Buy store, as discussed below.  These decreases were partially offset by a rent increase on one property.  In addition, in 2018, rental income was lower due to the tenant of the Advance Auto Parts store receiving free rent, as discussed below.  Based on the scheduled rent for the properties owned as of July 31, 2019, the Partnership expects to recognize rental income of approximately $608,000 in 2019.

For the six months ended June 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $53,050 and $52,926, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $32,769 and $23,949, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2019 and 2018, the Partnership recognized interest income of $10,708 and $1,978, respectively.  In 2019, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, the Partnership's cash balances increased $1,411,779 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.  During the six months ended June 30, 2018, the Partnership's cash balances decreased $90,044 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $306,220 in 2018 to $238,717 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the six months ended June 30, 2019, the Partnership generated cash flow from the sale of real estate of $1,863,691.  During the same period, the Partnership expended $30,000 to invest in real properties.

In December 2018, the Partnership decided to sell the Applebee’s restaurant in Crawfordsville, Indiana.  In January 2019, the Partnership entered into an agreement to sell the property to an unrelated third party.  On April 8, 2019, the sale closed with the Partnership receiving net proceeds of $1,863,691, which resulted in a net gain of $655,332.  At the time of sale, the cost and related accumulated depreciation was $1,856,656 and $648,297, respectively.  At December 31, 2018, the property was classified as Real Estate Held for Sale with a carrying value of $1,208,359.

In June 2019, the Partnership entered into an agreement with the tenant of the Tractor Supply Company store in Grand Forks, North Dakota to extend the lease term ten years to end on November 30, 2030.  The annual rent remained the same with a 4.0% increase scheduled to occur after five years.  As part of the agreement, the Partnership paid a tenant improvement allowance of $30,000 that was capitalized.

In June 2019, the Partnership reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Partnership receiving net proceeds of approximately $1,739,000, which resulted in a net gain of approximately $885,800.  At the time of sale, the cost and related accumulated depreciation was $1,433,874 and $580,717, respectively.  At June 30, 2019, the property was classified as Real Estate Held for Sale with a carrying value of $853,157.

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

For the six months ended June 30, 2019 and 2018, the Partnership declared distributions of $284,949 and $284,951, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $276,401 and $276,403 and the General Partners received distributions of $8,548 and $8,548 for the periods, respectively.

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

On April 1, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sales proceeds.  On April 1, 2018, the Partnership repurchased a total of 138.53 Units for $107,974 from nine Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 and $3,339 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/19 to 4/30/19	497.89	$747.00	3,952.19(1)	(2)

5/1/19 to 5/31/19	--	--	--	--

6/1/19 to 6/30/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

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

Dated: August 13, 2019	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)