Form 10-Q
period 2019-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2019-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2019

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Statements for the Periods ended September 30, 2019 and 2018:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		18

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
Current Assets:
Cash	$3,976,944	$850,519

Real Estate Investments:
Land	1,622,456	1,861,003
Buildings	4,115,876	5,281,203
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	6,671,214	8,075,088
Accumulated Depreciation and Amortization	(2,217,441)	(2,581,592)
Real Estate Held for Investment, Net	4,453,773	5,493,496
Real Estate Held for Sale	0	1,208,359
Total Real Estate Investments	4,453,773	6,701,855
Total Assets	$8,430,717	$7,552,374

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$11,992	$43,596
Distributions Payable	138,034	142,474
Unearned Rent	11,731	9,620
Total Current Liabilities	161,757	195,690

Partners’ Capital (Deficit):
General Partners	14,925	(37,817)
Limited Partners – 24,000 Units authorized; 12,965 and 13,463 Units issued and outstanding as of 9/30/2019 and 12/31/2018, respectively	8,254,035	7,394,501
Total Partners' Capital	8,268,960	7,356,684
Total Liabilities and Partners' Capital	$8,430,717	$7,552,374

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Rental Income	$124,487	$186,252	$444,519	$531,470

Expenses:
Partnership Administration – Affiliates	27,698	27,361	80,748	80,287
Partnership Administration and Property Management – Unrelated Parties	4,922	4,486	37,691	28,435
Depreciation and Amortization	51,982	77,141	179,252	231,423
Total Expenses	84,602	108,988	297,691	340,145

Operating Income	39,885	77,264	146,828	191,325

Other Income:
Gain on Sale of Real Estate	885,582	0	1,540,914	0
Interest Income	12,490	1,897	23,198	3,875
Total Other Income	898,072	1,897	1,564,112	3,875

Net Income	$937,957	$79,161	$1,710,940	$195,200

Net Income Allocated:
General Partners	$12,172	$2,375	$68,381	$5,856
Limited Partners	925,785	76,786	1,642,559	189,344
Total	$937,957	$79,161	$1,710,940	$195,200

Net Income per Limited Partnership Unit	$71.41	$5.69	$125.09	$13.97

Weighted Average Units Outstanding – Basic and Diluted	12,965	13,503	13,131	13,549

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,710,940	$195,200

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	216,566	268,737
Gain on Sale of Real Estate	(1,540,914)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(31,604)	(24,979)
Increase (Decrease) in Unearned Rent	2,111	21,651
Total Adjustments	(1,353,841)	265,409
Net Cash Provided By (Used For) Operating Activities	357,099	460,609

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0
Proceeds from Sale of Real Estate	3,602,430	0
Net Cash Provided By (Used For) Investing Activities	3,572,430	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(427,423)	(427,427)
Repurchase of Partnership Units	(375,681)	(111,313)
Net Cash Provided By (Used For) Financing Activities	(803,104)	(538,740)

Net Increase (Decrease) in Cash	3,126,425	(78,131)

Cash, beginning of period	850,519	913,966

Cash, end of period	$3,976,944	$835,835

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(4,275)	(138,201)	(142,476)

Net Income	1,903	61,516	63,419

Balance, March 31, 2018	(27,123)	7,740,281	7,713,158	13,641.12

Distributions Declared	(4,273)	(138,202)	(142,475)

Repurchase of Partnership Units	(3,339)	(107,974)	(111,313)	(138.53)

Net Income	1,578	51,042	52,620

Balance, June 30, 2018	(33,157)	7,545,147	7,511,990	13,502.59

Distributions Declared	(4,275)	(138,201)	(142,476)

Net Income	2,375	76,786	79,161

Balance, September 30, 2018	$(35,057)	$7,483,732	$7,448,675	13,502.59

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	(40,196)	7,317,572	7,277,376	13,462.92

Distributions Declared	(4,274)	(138,201)	(142,475)

Repurchase of Partnership Units	(3,757)	(371,924)	(375,681)	(497.89)

Net Income	54,314	655,503	709,817

Balance, June 30, 2019	6,087	7,462,950	7,469,037	12,965.03

Distributions Declared	(3,334)	(134,700)	(138,034)

Net Income	12,172	925,785	937,957

Balance, September 30, 2019	$14,925	$8,254,035	$8,268,960	12,965.03

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

In June 2019, the Partnership reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Partnership receiving net proceeds of $1,738,739, which resulted in a net gain of $885,582.  At the time of sale, the cost and related accumulated depreciation was $1,433,874 and $580,717, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership.  The payable to AEI Fund Management represents the balance due for those services.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $422,983 and $427,427, respectively.  The Limited Partners received distributions of $411,102 and $414,604 and the General Partners received distributions of $11,881 and $12,823 for the periods, respectively.  The Limited Partners' distributions represented $31.31 and $30.60 per Limited Partnership Unit outstanding using 13,131 and 13,549 weighted average Units in 2019 and 2018, respectively.  The distributions represented $31.31 and $5.97 per Unit of Net Income and $0.00 and $24.63 per Unit of return of capital in 2019 and 2018, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $40,404 in 2019.  The Limited Partners received distributions of $40,000 and the General Partners received distributions of $404.  The Limited Partners’ distributions represented $3.09 per Unit.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements –

As of September 30, 2019 and December 31, 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

For the nine months ended September 30, 2019 and 2018, the Partnership recognized rental income of $444,519 and $531,470, respectively.  In 2019, rental income decreased due to the sale of two properties and a rent decrease related to the Best Buy store, as discussed below.  These decreases were partially offset by a rent increase on one property.  In addition, in 2018, rental income was lower due to the tenant of the Advance Auto Parts store receiving free rent, as discussed below.  Based on the scheduled rent for the properties owned as of October 31, 2019, the Partnership expects to recognize rental income of approximately $560,000 and $410,000 in 2019 and 2020, respectively.

For the nine months ended September 30, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $80,748 and $80,287, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $37,691 and $28,435, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2019 and 2018, the Partnership recognized interest income of $23,198 and $3,875, respectively.  In 2019, interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Liquidity and Capital Resources

During the nine months ended September 30, 2019, the Partnership's cash balances increased $3,126,425 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.  During the nine months ended September 30, 2018, the Partnership's cash balances decreased $78,131 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $460,609 in 2018 to $357,099 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the nine months ended September 30, 2019, the Partnership generated cash flow from the sale of real estate of $3,602,430.  During the same period, the Partnership expended $30,000 to invest in real properties.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

In June 2019, the Partnership reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Partnership receiving net proceeds of $1,738,739, which resulted in a net gain of $885,582.  At the time of sale, the cost and related accumulated depreciation was $1,433,874 and $580,717, respectively.

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

For the nine months ended September 30, 2019 and 2018, the Partnership declared distributions of $422,983 and $427,427, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $411,102 and $414,604 and the General Partners received distributions of $11,881 and $12,823 for the periods, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $40,404 in 2019.  The Limited Partners received distributions of $40,000 and the General Partners received distributions of $404.  The Limited Partners’ distributions represented $3.09 per Unit.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 13, 2019	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ PATRICK W KEENE
Patrick W. Keene
Chief Financial Officer
(Principal Accounting Officer)