Form 10-K
period 2019-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2020-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2019

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
Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.     □ Yes    ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Exchange Act.     □ Yes    ⌧ No

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
□ Yes    ⌧ No

As of June 30, 2019, there were 12,943.034 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $12,943,034.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1.  BUSINESS.

AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996.  The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, Robert P. Johnson, the Chief Executive Officer and sole director of AFM, as the Individual General Partner, and purchasers of partnership units as Limited Partners.  The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997.  The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted.  The Partnership's offering terminated January 9, 1999 when the extended offering period ended. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

Property Activity During the Last Three Years

As of December 31, 2016, the Partnership owned interests in seven properties with a total cost of $9,931,744.  During the year ended December 31, 2019, the Partnership sold two property interests and received net sale proceeds of $3,602,430, which resulted in a net gain of $1,540,914. As of December 31, 2019, the Partnership owned interests in five properties with a total cost of $6,671,214.

Major Tenants

During 2019, six tenants each contributed more than ten percent of the Partnership's total rental income.  The major tenants, in aggregate, contributed 93% of total rental income in 2019.  It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2020 with the following exception.  The tenant of the Tractor Supply Company store will not continue to be a major tenant because the property was sold in 2019.  Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.  PROPERTIES.  (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2019.
Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$129,395	$12.91

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	Staples the Office Superstore East, Inc.	$73,031	$13.15

PetSmart Store Galveston, TX (34%)	3/16/12	$824,500	(1)	PetSmart, Inc.	$67,746	$15.47

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$161,903	$26.46

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

ITEM 2.  PROPERTIES.  (Continued)

For tax purposes, the Partnership's properties are depreciated under the Modified Accelerated Cost Recovery System (MACRS).  The largest depreciable component of a property is the building which is depreciated using the straight-line method over 39 years.  The remaining depreciable component of a property is land improvements which are depreciated using an accelerated method over 15 years.  Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method.  In general, the federal tax basis of the properties for tax depreciation purposes equals the book depreciable cost of the properties plus the amortizable cost of the related intangible lease assets, except for properties purchased during 2009 through 2017.  For those properties, acquisition expenses that were expensed for book purposes were capitalized and added to the basis of the property for tax depreciation purposes.

At December 31, 2019, all properties listed above were 100% occupied.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2019, there were 604 holders of record of the registrant's Limited Partnership Units.  There is no other class of security outstanding or authorized.  The registrant's Units are not a traded security in any market.  During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $15,980 and $17,097 were made to the General Partners and $543,602 and $552,804 were made to the Limited Partners for 2019 and 2018, respectively.  The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below.  These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $40,000 in 2019.

(b) Not applicable.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/19 to 10/31/19	273.26	$736.20	4,225.45(1)	(2)

11/1/19 to 11/30/19	--	--	--	--

12/1/19 to 12/31/19	--	--	--	--

(1)	The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)	The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

Other Information

Effective April 11, 2016, the Financial Industry Regulatory Authority (“FINRA”) implemented Rule 2310, a revised rule that requires securities broker-dealers to report on customer account statements the value of investment units of non-traded securities, such as REITs, LLCs and Limited Partnerships, provided that the per unit value is derived using methodology set forth by the rule.

At December 31, 2019, the estimated value of the Partnership's Units was $819 per Unit.  The Managing General Partner is the party responsible for the estimated value per Unit.  The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding.  The Partnership's cash, receivables and liabilities were valued at face value.  Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2019 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property.  For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property.  The appraisal report is used to value the property for approximately one year after the date of acquisition.  The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete.  In addition, property values are subject to change and could decline after the date of the valuations.  Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Properties	$6,885,000	$10,663,000
Cash	3,774,000	806,000
Current liabilities	(162,000)	(179,000)
Value attributable to the interest of the General Partners	(105,000)	(113,000)
Value attributable to the interest of the Limited Partners	$10,392,000	$11,177,000
Limited Partnership Units outstanding	12,692	13,463

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to the recent outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.  The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2019 and 2018, the Partnership recognized rental income of $560,172 and $718,486, respectively.  In 2019, rental income decreased due to the sale of two properties and a rent decrease related to the Best Buy store, as discussed below.  These decreases were partially offset by a rent increase on one property.  In addition, in 2018, rental income was lower due to the tenant of the Advance Auto Parts store receiving free rent, as discussed below.  Based on the scheduled rent for the properties owned as of February 29, 2020, the Partnership expects to recognize rental income of approximately $410,000 in 2020.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

For the years ended December 31, 2019 and 2018, the Partnership incurred Partnership administration expenses from affiliated parties of $107,704 and $105,537, respectively.  These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners.  During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,778 and $34,767, respectively.  These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2019 and 2018, the Partnership recognized interest income of $33,231 and $6,245, respectively.  In 2019, interest income increased due to the Partnership having more money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

Liquidity and Capital Resources

During the year ended December 31, 2019, the Partnership's cash balances increased $2,874,830 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.  During the year ended December 31, 2018, the Partnership's cash balances decreased $63,447 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $647,949 in 2018 to $446,742 in 2019 as a result of a decrease in total rental and interest income in 2019, an increase in Partnership administration and property management expenses in 2019 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate.  During the year ended December 31, 2019, the Partnership generated cash flow from the sale of real estate of $3,602,430.  During the same period, the Partnership expended $30,000 to invest in real properties.

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

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $559,582 and $569,901, respectively.  Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners.  Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners.  The Limited Partners received distributions of $543,602 and $552,804 and the General Partners received distributions of $15,980 and $17,097 for the years, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $40,404 in 2019.  The Limited Partners received distributions of $40,000 and the General Partners received distributions of $404.  The Limited Partners’ distributions represented $3.09 per Unit.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

During 2019, the Partnership repurchased a total of 771.14 Units for $573,096 from 28 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sales proceeds.  During 2018, the Partnership repurchased a total of 178.20 Units for $137,248 from 13 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  In prior years, the Partnership repurchased a total of 3,276.10 Units for $2,445,294 from 169 Limited Partners.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,789 and $4,245 in 2019 and 2018, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2019 and 2018	17

Statements for the Years Ended December 31, 2019 and 2018:

Income	18

Cash Flows	19

Changes in Partners’ Capital (Deficit)	20

Notes to Financial Statements	21 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2019 and 2018, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BOULAY PLLP
Boulay PLLP

We have served as the Partnership’s auditor since 1996

Minneapolis, Minnesota
March 30, 2020

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2019	2018
Current Assets:
Cash	$3,725,349	$850,519

Real Estate Investments:
Land	1,622,456	1,861,003
Buildings	4,115,876	5,281,203
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	6,671,214	8,075,088
Accumulated Depreciation and Amortization	(2,281,861)	(2,581,592)
Real Estate Held for Investment, Net	4,389,353	5,493,496
Real Estate Held for Sale	0	1,208,359
Total Real Estate Investments	4,389,353	6,701,855
Total Assets	$8,114,702	$7,552,374

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$9,285	$43,596
Distributions Payable	136,599	142,474
Unearned Rent	0	9,620
Total Current Liabilities	145,884	195,690

Partners’ Capital (Deficit):
General Partners	14,876	(37,817)
Limited Partners – 24,000 Units authorized; 12,692 and 13,463 Units issued and outstanding as of December 31, 2019 and 2018, respectively	7,953,942	7,394,501
Total Partners' Capital	7,968,818	7,356,684
Total Liabilities and Partners' Capital	$8,114,702	$7,552,374

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2019	2018

Rental Income	$560,172	$718,486

Expenses:
Partnership Administration – Affiliates	107,704	105,537
Partnership Administration and Property Management – Unrelated Parties	44,778	34,767
Depreciation and Amortization	231,234	308,564
Total Expenses	383,716	448,868

Operating Income	176,456	269,618

Other Income:
Gain on Sale of Real Estate	1,540,914	0
Interest Income	33,231	6,245
Total Other Income	1,574,145	6,245

Net Income	$1,750,601	$275,863

Net Income Allocated:
General Partners	$74,462	$8,276
Limited Partners	1,676,139	267,587
Total	$1,750,601	$275,863

Net Income per Limited Partnership Unit	$128.73	$19.78

Weighted Average Units Outstanding – Basic and Diluted	13,021	13,527

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2019	2018

Cash Flows from Operating Activities:
Net Income	$1,750,601	$275,863

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	280,986	358,316
Gain on Sale of Real Estate	(1,540,914)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(34,311)	13,770
Increase (Decrease) in Unearned Rent	(9,620)	0
Total Adjustments	(1,303,859)	372,086
Net Cash Provided By (Used For) Operating Activities	446,742	647,949

Cash Flows from Investing Activities:
Investments in Real Estate	(30,000)	0
Proceeds from Sale of Real Estate	3,602,430	0
Net Cash Provided By (Used For) Investing Activities	3,572,430	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(565,457)	(569,903)
Repurchase of Partnership Units	(578,885)	(141,493)
Net Cash Provided By (Used For) Financing Activities	(1,144,342)	(711,396)

Net Increase (Decrease) in Cash	2,874,830	(63,447)

Cash, beginning of year	850,519	913,966

Cash, end of year	$3,725,349	$850,519

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2017	$(24,751)	$7,816,966	$7,792,215	13,641.12

Distributions Declared	(17,097)	(552,804)	(569,901)

Repurchase of Partnership Units	(4,245)	(137,248)	(141,493)	(178.20)

Net Income	8,276	267,587	275,863

Balance, December 31, 2018	(37,817)	7,394,501	7,356,684	13,462.92

Distributions Declared	(15,980)	(543,602)	(559,582)

Repurchase of Partnership Units	(5,789)	(573,096)	(578,885)	(771.14)

Net Income	74,462	1,676,139	1,750,601

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(1)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants.  The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner.  Robert P. Johnson, the Chief Executive Officer and sole director of AFM, serves as the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2019 AND 2018

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP).  Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates, and the difference could be material.  Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and related intangible assets.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

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

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities.  If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.  Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure.  The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2016, and with few exceptions, is no longer subject to state tax examinations for tax years before 2016.

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
DECEMBER 31, 2019 AND 2018

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
DECEMBER 31, 2019 AND 2018

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located.  These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found.  For each property, an environmental assessment is completed prior to acquisition.  In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage.  Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated.  There were no environmental issues noted or liabilities recorded at December 31, 2019 and 2018.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(2)  Summary of Significant Accounting Policies – (Continued)

Fair Value Measurements

As of December 31, 2019 and 2018, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented.  Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2019 and 2018.

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

Recently Adopted Accounting Pronouncements

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
DECEMBER 31, 2019 AND 2018

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

The Partnership owned a 60% interest in an Applebee’s restaurant. -- AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership, owned a 40% interest in this property until the property was sold to an unrelated third party in 2019.  The Partnership owned a 50% interest in a Tractor Supply Company store.  AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2019.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2019	2018

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$107,704	$105,537

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$44,778	$34,767

c.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$20,122	$0

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c.  This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2019 are as follows:
Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$368,434
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	756,383
Staples, Clermont, FL	239,400	543,942	783,342	177,960
PetSmart, Galveston TX	340,000	280,048	620,048	87,290
St. Vincent Medical Clinic, Lonoke AR	170,000	898,523	1,068,523	235,110
	$1,622,456	$4,115,876	$5,738,332	$1,625,177

For the years ended December 31, 2019 and 2018, the Partnership recognized depreciation expense of $187,942 and $265,272, respectively.

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 29 and 41 months, respectively)	$418,089	320,123	$418,089	$276,831

Above-Market Lease Intangibles (weighted average life of 43 and 55 months, respectively)	514,793	336,561	514,793	286,809
Acquired Intangible Lease Assets	$932,882	656,684	$932,882	$563,640

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

For the years ended December 31, 2019 and 2018, the value of in-place lease intangibles amortized to expense was $43,292 and the decrease to rental income for above-market leases was $49,752 for both years.

For lease intangibles not held for sale at December 31, 2019, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2020	$32,869	$49,752
2021	29,396	49,752
2022	21,311	44,215
2023	14,390	34,513
2024	0	0
	$97,966	$178,232

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(4)  Real Estate Investments – (Continued)

In June 2019, the Partnership reached an agreement to sell its 50% interest in the Tractor Supply Company store to an unrelated third party.  On August 1, 2019, the sale closed with the Partnership receiving net proceeds of $1,738,739, which resulted in a net gain of $885,582.  At the time of sale, the cost and related accumulated depreciation was $1,433,874 and $580,717, respectively.

For properties owned as of December 31, 2019, the minimum future rent payments required by the leases are as follows:
2020	$459,972
2021	446,595
2022	406,459
2023	358,685
2024	114,210
Thereafter	27,287
$1,813,208

There were no contingent rents recognized in 2019 and 2018.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2019	2018

Best Buy Stores, L.P.	Retail	$120,271	$149,302
St. Vincent Health System	Medical	116,549	111,948
Advance Stores Company	Retail	81,861	N/A
Staples the Office Superstore East	Retail	73,031	N/A
Tractor Supply Company	Retail	67,338	115,437
PetSmart, Inc.	Retail	59,418	N/A
Apple American Group	Restaurant	N/A	154,776
Aggregate rental income of major tenants		$518,468	$531,463
Aggregate rental income of major tenants as a percentage of total rental income		93%	74%

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(6)  Partners’ Capital –

For the years ended December 31, 2019 and 2018, the Partnership declared distributions of $559,582 and $569,901, respectively.  The Limited Partners received distributions of $543,602 and $552,804 and the General Partners received distributions of $15,980 and $17,097 for the years, respectively.  The Limited Partners' distributions represented $41.75 and $40.87 per Limited Partnership Unit outstanding using 13,021 and 13,527 weighted average Units in 2019 and 2018, respectively.  The distributions represented $41.75 and $9.59 per Unit of Net Income and $0 and $31.28 per Unit of return of capital in 2019 and 2018, respectively.

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

During 2019, the Partnership repurchased a total of 771.14 Units for $573,096 from 28 Limited Partners in accordance with the Partnership Agreement.  The Partnership acquired these Units using net sales proceeds.  During 2018, the Partnership repurchased a total of 178.20 Units for $137,248 from 13 Limited Partners.  The Partnership acquired these Units using Net Cash Flow from operations.  The repurchases increase the remaining Limited Partners' ownership interest in the Partnership.  As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,789 and $4,245 in 2019 and 2018, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2019	2018

Net Income for Financial Reporting Purposes	$1,750,601	$275,863

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	107,029	145,264

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	(9,620)	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(352,913)	0
Taxable Income to Partners	$1,495,097	$421,127

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2019	2018

Partners' Capital for Financial Reporting Purposes	$7,968,818	$7,356,684

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	998,405	1,244,289

Income Accrued for Tax Purposes Over Income for Financial Reporting Purposes	0	9,620

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$11,385,949	$11,029,319

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019 AND 2018

(8)  Coronavirus Outbreak –

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets.  The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers.  Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.  The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus.  Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.  The Partnership is unable to estimate the impact the coronavirus will have on its financial results at this time.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting.  The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees.  The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business.  The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and Robert P. Johnson, Chief Executive Officer and sole director of AFM, the Individual General Partner.  AFM is a wholly owned subsidiary of AEI Capital Corporation of which Mr. Johnson and his wife own a majority interest.  AFM has only one senior financial executive, its Chief Financial Officer.  The Chief Financial Officer reports directly to Mr. Johnson and Marni J. Nygard, President of AFM, and is accountable for his actions to both.  Although Mr. Johnson and AFM require that all of their personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Johnson and Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 50 individuals, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Johnson, AFM has not adopted a formal code of conduct.  Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Mr. Johnson, as the CEO and sole director of AFM, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership.  The director and officers of AFM are as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 75, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2020.  He was President of AFM from August 1994 to July 2019.  From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments.  In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development.  Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC).  Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978.  Mr. Johnson is currently a general partner or principal of the general partner in nine limited partnerships and a managing member in five LLCs.

Marni J. Nygard, Esq., age 45, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2020.  Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 60, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI.  Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986.  Prior to being elected to the positions above, he was Controller of the various entities.  From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager.  Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 45, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene.  He has been elected to continue in these positions until December 2020.  Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016.  Prior to being elected to the positions above, he was Controller of the various entities.  Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission").  Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2019.  Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2019 fiscal year.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2020:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.17%
Robert P. Johnson	0	0.00%
Patrick W. Keene	0	0.00%
Marni J. Nygard	0	0.00%
Keith E. Petersen	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	6.50%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities.  As a result, certain administrative expenses are allocated among these related entities.  All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant.  Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2019 and 2018.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.  (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2019, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2019.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2019

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$581,027

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,552,728

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$699,978

General Partners	3% of Net Cash Flow in any fiscal year.	$548,574

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$48,977

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2019 and 2018:

Fee Category	2019	2018

Audit Fees	$17,650	$17,185
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$17,650	$17,185

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

10.2
Purchase and Sale Agreement dated January 10, 2019 between the Partnership, AEI Income and Growth Fund 26 LLC and Joe Properties, LLC relating to the property at 1516 South Washington Street, Crawfordsville, Indiana (incorporated by reference to Exhibit filed with Form 8-K filed April 12, 2019).

10.3
Purchase and Sale Agreement dated July 9, 2019 between the Partnership, AEI Income and Growth Fund 24 LLC and Agree Development, LLC relating to the property at 4460 32nd Avenue South, Grand Forks, North Dakota (incorporated by reference to Exhibit filed with Form 8-K filed August 6, 2019).

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2020	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2020
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2020
Keith E. Petersen	(Principal Accounting Officer)