Form 10-Q
period 2020-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2020-05-15
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2020

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2020 and December 31, 2019	3

	Statements for the Three Months ended March 31, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,679,023	$3,725,349

Real Estate Investments:
Land	1,622,456	1,622,456
Buildings	4,115,876	4,115,876
Acquired Intangible Lease Assets	932,882	932,882
Real Estate Held for Investment, at cost	6,671,214	6,671,214
Accumulated Depreciation and Amortization	(2,346,280)	(2,281,861)
Real Estate Held for Investment, Net	4,324,934	4,389,353
Total Assets	$8,003,957	$8,114,702

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$8,292	$9,285
Distributions Payable	136,599	136,599
Total Current Liabilities	144,891	145,884

Partners’ Capital:
General Partners	11,583	14,876
Limited Partners – 24,000 Units authorized; 12,692 Units issued and outstanding as of 3/31/2020 and 12/31/2019	7,847,483	7,953,942
Total Partners' Capital	7,859,066	7,968,818
Total Liabilities and Partners' Capital	$8,003,957	$8,114,702

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2020	2019

Rental Income	$116,046	$173,296

Expenses:
Partnership Administration – Affiliates	30,685	25,991
Partnership Administration and Property Management – Unrelated Parties	13,560	23,351
Depreciation and Amortization	51,981	63,635
Total Expenses	96,226	112,977

Operating Income	19,820	60,319

Other Income:
Interest Income	7,027	2,847

Net Income	$26,847	$63,166

Net Income Allocated:
General Partners	$805	$1,895
Limited Partners	26,042	61,271
Total	$26,847	$63,166

Net Income per Limited Partnership Unit	$2.05	$4.55

Weighted Average Units Outstanding – Basic and Diluted	12,692	13,463

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:
Net Income	$26,847	$63,166

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	64,419	76,073
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(993)	(21,507)
Increase (Decrease) in Unearned Rent	0	(9,620)
Total Adjustments	63,426	44,946
Net Cash Provided By (Used For) Operating Activities	90,273	108,112

Cash Flows from Financing Activities:
Distributions Paid to Partners	(136,599)	(142,474)

Net Increase (Decrease) in Cash	(46,326)	(34,362)

Cash, beginning of period	3,725,349	850,519

Cash, end of period	$3,679,023	$816,157

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	$(40,196)	$7,317,572	$7,277,376	13,462.92

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)

Net Income	805	26,042	26,847

Balance, March 31, 2020	$11,583	$7,847,483	$7,859,066	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

(1)  The condensed statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10K.

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

(3)  Recently Issued Accounting Pronouncements –

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

In April 2020, the Partnership entered into an agreement with the tenant of the PetSmart store in Galveston, Texas to extend the lease term ten years to end on April 30, 2032. As part of the agreement, the Partnership will pay a tenant improvement allowance of $42,500 that will be capitalized.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $136,599 and $142,474, respectively. The Limited Partners received distributions of $132,501 and $138,200 and the General Partners received distributions of $4,098 and $4,274 for the periods, respectively. The Limited Partners' distributions represented $10.44 and $10.27 per Limited Partnership Unit outstanding using 12,692 and 13,463 weighted average Units in 2020 and 2019, respectively. The distributions represented $2.05 and $4.55 per Unit of Net Income and $8.39 and $5.72 per Unit of return of capital in 2020 and 2019, respectively.

(7) Fair Value Measurements –

As of March 31, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  Coronavirus Outbreak –

During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the coronavirus. Nevertheless, the coronavirus presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has not received modification rent requests from any tenant of the five properties owned by the Partnership. All rent has been paid in full by each tenant.

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

Results of Operations

For the three months ended March 31, 2020 and 2019, the Partnership recognized rental income of $116,046 and $173,296, respectively. In 2020, rental income decreased due to the sale of two properties in 2019. This decrease was partially offset by a rent increase on one property and by free rent for one month in 2019 related to the Best Buy store as discussed below. Based on the scheduled rent for the properties owned as of April 30, 2020, the Partnership expects to recognize rental income of approximately $410,000 in 2020.

For the three months ended March 31, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $30,685 and $25,991, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,560 and $23,351, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2020 and 2019, the Partnership recognized interest income of $7,027 and $2,847, respectively. In 2020, interest income increased due to the Partnership having more money invested in a money market account due to property sales.

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024. As part of the agreement, the annual rent decreased from $149,302 to $129,395 effective February 1, 2019. In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $10,783.

In April 2020, the Partnership entered into an agreement with the tenant of the PetSmart store in Galveston, Texas to extend the lease term ten years to end on April 30, 2032. As part of the agreement, the Partnership will pay a tenant improvement allowance of $42,500 that will be capitalized.

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

Liquidity and Capital Resources

During the three months ended March 31, 2020 and 2019, the Partnership's cash balances decreased $46,326 and $34,362, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $108,112 in 2019 to $90,273 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2020 and 2019, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2020 and 2019, the Partnership declared distributions of $136,599 and $142,474, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $132,501 and $138,200 and the General Partners received distributions of $4,098 and $4,274 for the periods, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2020 and 2019, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2020	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)