Form 10-Q
period 2020-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2020-08-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2020

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2020 and December 31, 2019	3

	Statements for the Periods ended June 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 – 10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$3,630,861	$3,725,349

Real Estate Investments:
Land	1,282,456	1,622,456
Buildings	3,835,828	4,115,876
Acquired Intangible Lease Assets	728,430	932,882
Real Estate Held for Investment, at cost	5,846,714	6,671,214
Accumulated Depreciation and Amortization	(2,147,370)	(2,281,861)
Real Estate Held for Investment, Net	3,699,344	4,389,353
Real Estate Held for Sale	609,782	0
Total Real Estate Investments	4,309,126	4,389,353
Total Assets	$7,939,987	$8,114,702

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$15,544	$9,285
Distributions Payable	101,544	136,599
Unearned Rent	22,915	0
Total Current Liabilities	140,003	145,884

Partners’ Capital:
General Partners	9,811	14,876
Limited Partners – 24,000 Units authorized; 12,692 Units issued and outstanding as of 6/30/2020 and 12/31/2019	7,790,173	7,953,942
Total Partners' Capital	7,799,984	7,968,818
Total Liabilities and Partners' Capital	$7,939,987	$8,114,702

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Rental Income	$117,998	$146,736	$234,044	$320,032

Expenses:
Partnership Administration – Affiliates	16,637	27,059	47,322	53,050
Partnership Administration and Property Management – Unrelated Parties	13,227	9,418	26,787	32,769
Depreciation and Amortization	46,563	63,635	98,544	127,270
Total Expenses	76,427	100,112	172,653	213,089

Operating Income	41,571	46,624	61,391	106,943

Other Income:
Gain on Sale of Real Estate	0	655,332	0	655,332
Interest Income	891	7,861	7,918	10,708
Total Other Income	891	663,193	7,918	666,040

Net Income	$42,462	$709,817	$69,309	$772,983

Net Income Allocated:
General Partners	$1,274	$54,314	$2,079	$56,209
Limited Partners	41,188	655,503	67,230	716,774
Total	$42,462	$709,817	$69,309	$772,983

Net Income per Limited Partnership Unit	$3.25	$50.56	$5.30	$54.24

Weighted Average Units Outstanding – Basic and Diluted	12,692	12,965	12,692	13,214

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$69,309	$772,983

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	122,727	152,146
Gain on Sale of Real Estate	0	(655,332)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	6,259	(27,546)
Increase (Decrease) in Unearned Rent	22,915	(3,534)
Total Adjustments	151,901	(534,266)
Net Cash Provided By (Used For) Operating Activities	221,210	238,717

Cash Flows from Investing Activities:
Investments in Real Estate	(42,500)	(30,000)
Proceeds from Sale of Real Estate	0	1,863,691
Net Cash Provided By (Used For) Investing Activities	(42,500)	1,833,691

Cash Flows from Financing Activities:
Distributions Paid to Partners	(273,198)	(284,948)
Repurchase of Partnership Units	0	(375,681)
Net Cash Provided By (Used For) Financing Activities	(273,198)	(660,629)

Net Increase (Decrease) in Cash	(94,488)	1,411,779

Cash, beginning of period	3,725,349	850,519

Cash, end of period	$3,630,861	$2,262,298

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	(40,196)	7,317,572	7,277,376	13,462.92

Distributions Declared	(4,274)	(138,201)	(142,475)

Repurchase of Partnership Units	(3,757)	(371,924)	(375,681)	(497.89)

Net Income	54,314	655,503	709,817

Balance, June 30, 2019	$6,087	$7,462,950	$7,469,037	12,965.03

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)

Net Income	805	26,042	26,847

Balance, March 31, 2020	11,583	$7,847,483	$7,859,066	12,691.78

Distributions Declared	(3,046)	(98,498)	(101,544)

Net Income	1,274	41,188	42,462

Balance, June 30, 2020	$9,811	$7,790,173	$7,799,984	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2020
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

In April 2020, the Partnership entered into an agreement with the tenant of the PetSmart store in Galveston, Texas to extend the lease term ten years to end on April 30, 2032. As part of the agreement, the Partnership paid a tenant improvement allowance of $42,500 that was capitalized.

In May 2020, the Partnership reached an agreement to sell its 34% interest in the PetSmart store to an unrelated third party. On July 28, 2020, the sale closed with the Partnership receiving net proceeds of approximately $935,300, which resulted in a net gain of approximately $325,600. At the time of sale, the cost and related accumulated depreciation and amortization was $867,000 and $257,218, respectively. At June 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $609,782.

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,697,450. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments – (Continued)

The Partnership owns a 28% interest in a Staples store in Clermont, Florida. The remaining interests in the property are owned by affiliates of the Partnership. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 15% of the total annual rent of the Partnership’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Partnership’s cash flow. However, at this time, the Partnership does not anticipate the need to further reduce its regular quarterly cash distribution rate.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the six months ended June 30, 2020 and 2019, the Partnership declared distributions of $238,143 and $284,949, respectively. The Limited Partners received distributions of $230,999 and $276,401 and the General Partners received distributions of $7,144 and $8,548 for the periods, respectively. The Limited Partners' distributions represented $18.20 and $20.92 per Limited Partnership Unit outstanding using 12,692 and 13,214 weighted average Units in 2020 and 2019, respectively. The distributions represented $5.30 and $20.92 per Unit of Net Income and $12.90 and $0.00 per Unit of return of capital in 2020 and 2019, respectively.

On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 in 2019.

(7)  Fair Value Measurements –

As of June 30, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2020 and 2019, the Partnership recognized rental income of $234,044 and $320,032, respectively. In 2020, rental income decreased due to the sale of two properties in 2019. This decrease was partially offset by rent increases on two properties and by free rent for one month in 2019 related to the Best Buy store as discussed below. Based on the scheduled rent for the properties owned as of July 31, 2020, the Partnership expects to recognize rental income of approximately $386,000 in 2020.

For the six months ended June 30, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $47,322 and $53,050, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $26,787 and $32,769, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2020 and 2019, the Partnership recognized interest income of $7,918 and $10,708, respectively.

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024. As part of the agreement, the annual rent decreased from $149,302 to $129,395 effective February 1, 2019. In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $10,783.

In April 2020, the Partnership entered into an agreement with the tenant of the PetSmart store in Galveston, Texas to extend the lease term ten years to end on April 30, 2032. As part of the agreement, the Partnership paid a tenant improvement allowance of $42,500 that was capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In May 2020, the Partnership reached an agreement to sell its 34% interest in the PetSmart store to an unrelated third party. On July 28, 2020, the sale closed with the Partnership receiving net proceeds of approximately $935,300, which resulted in a net gain of approximately $325,600. At the time of sale, the cost and related accumulated depreciation and amortization was $867,000 and $257,218, respectively. At June 30, 2020, the property was classified as Real Estate Held for Sale with a carrying value of $609,782.

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,697,450. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

The Partnership owns a 28% interest in a Staples store in Clermont, Florida. The remaining interests in the property are owned by affiliates of the Partnership. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 15% of the total annual rent of the Partnership’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Partnership’s cash flow. However, at this time, the Partnership does not anticipate the need to further reduce its regular quarterly cash distribution rate

Management believes inflation has not significantly affected income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

During the six months ended June 30, 2020, the Partnership's cash balances decreased $94,488 as a result of cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities. During the six months ended June 30, 2019, the Partnership's cash balances increased $1,411,779 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $238,717 in 2019 to $221,210 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2019, the Partnership generated cash flow from the sale of real estate of $1,863,691. During the six months ended June 30, 2020 and 2019, the Partnership expended $42,500 and $30,000, respectively, to invest in real properties.

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

For the six months ended June 30, 2020 and 2019, the Partnership declared distributions of $238,143 and $284,949, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $230,999 and $276,401 and the General Partners received distributions of $7,144 and $8,548 for the periods, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. On April 1, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1
Assignment of Purchase Agreement dated July 31, 2020 between the Partnership, AEI Income & Growth Fund 25 LLC and Dannemann, LLC relating to the Property at 8057 West Virginia Drive, Dallas, Texas (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 6, 2020).

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

Dated: August 13, 2020	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)