Form 10-Q
period 2020-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2020-11-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2020

Commission File Number:  000-24003

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

State of Minnesota	41-1848181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 East 7th Street, Suite 1300 St. Paul, Minnesota 55101	(651) 227-7333
(Address of principal executive offices)	(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2020 and December 31, 2019	3

	Statements for the Periods ended September 30, 2020 and 2019:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital (Deficit)	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II – Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
Current Assets:
Cash	$1,841,068	$3,725,349

Real Estate Investments:
Land	1,865,579	1,622,456
Buildings	5,535,336	4,115,876
Acquired Intangible Lease Assets	1,181,359	932,882
Real Estate Held for Investment, at cost	8,582,274	6,671,214
Accumulated Depreciation and Amortization	(2,221,073)	(2,281,861)
Real Estate Held for Investment, Net	6,361,201	4,389,353
Total Assets	$8,202,269	$8,114,702

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$18,462	$9,285
Distributions Payable	109,280	136,599
Unearned Rent	13,492	0
Total Current Liabilities	141,234	145,884

Partners’ Capital:
General Partners	11,153	14,876
Limited Partners – 24,000 Units authorized; 12,692 Units issued and outstanding as of 9/30/2020 and 12/31/2019	8,049,882	7,953,942
Total Partners' Capital	8,061,035	7,968,818
Total Liabilities and Partners' Capital	$8,202,269	$8,114,702

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Rental Income	$142,933	$124,487	$376,977	$444,519

Expenses:
Partnership Administration – Affiliates	29,113	27,698	76,435	80,748
Partnership Administration and Property Management – Unrelated Parties	8,668	4,922	35,455	37,691
Depreciation and Amortization	59,873	51,982	158,417	179,252
Total Expenses	97,654	84,602	270,307	297,691

Operating Income	45,279	39,885	106,670	146,828

Other Income:
Gain on Sale of Real Estate	324,442	885,582	324,442	1,540,914
Interest Income	610	12,490	8,528	23,198
Total Other Income	325,052	898,072	332,970	1,564,112

Net Income	$370,331	$937,957	$439,640	$1,710,940

Net Income Allocated:
General Partners	$4,621	$12,172	$6,700	$68,381
Limited Partners	365,710	925,785	432,940	1,642,559
Total	$370,331	$937,957	$439,640	$1,710,940

Net Income per Limited Partnership Unit	$28.81	$71.41	$34.11	$125.09

Weighted Average Units Outstanding – Basic and Diluted	12,692	12,965	12,692	13,131

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:
Net Income	$439,640	$1,710,940

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	196,430	216,566
Gain on Sale of Real Estate	(324,442)	(1,540,914)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	9,177	(31,604)
Increase (Decrease) in Unearned Rent	13,492	2,111
Total Adjustments	(105,343)	(1,353,841)
Net Cash Provided By (Used For) Operating Activities	334,297	357,099

Cash Flows from Investing Activities:
Investments in Real Estate	(2,778,060)	(30,000)
Proceeds from Sale of Real Estate	934,224	3,602,430
Net Cash Provided By (Used For) Investing Activities	(1,843,836)	3,572,430

Cash Flows from Financing Activities:
Distributions Paid to Partners	(374,742)	(427,423)
Repurchase of Partnership Units	0	(375,681)
Net Cash Provided By (Used For) Financing Activities	(374,742)	(803,104)

Net Increase (Decrease) in Cash	(1,884,281)	3,126,425

Cash, beginning of period	3,725,349	850,519

Cash, end of period	$1,841,068	$3,976,944

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(4,274)	(138,200)	(142,474)

Net Income	1,895	61,271	63,166

Balance, March 31, 2019	(40,196)	7,317,572	7,277,376	13,462.92

Distributions Declared	(4,274)	(138,201)	(142,475)

Repurchase of Partnership Units	(3,757)	(371,924)	(375,681)	(497.89)

Net Income	54,314	655,503	709,817

Balance, June 30, 2019	6,087	7,462,950	7,469,037	12,965.03

Distributions Declared	(3,334)	(134,700)	(138,034)

Net Income	12,172	925,785	937,957

Balance, September 30, 2019	$14,925	$8,254,035	$8,268,960	12,965.03

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)

Net Income	805	26,042	26,847

Balance, March 31, 2020	11,583	7,847,483	7,859,066	12,691.78

Distributions Declared	(3,046)	(98,498)	(101,544)

Net Income	1,274	41,188	42,462

Balance, June 30, 2020	9,811	7,790,173	7,799,984	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)

Net Income	4,621	365,710	370,331

Balance, September 30, 2020	$11,153	$8,049,882	$8,061,035	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In May 2020, the Partnership reached an agreement to sell its 34% interest in the PetSmart store to an unrelated third party. On July 28, 2020, the sale closed with the Partnership receiving net proceeds of $934,224, which resulted in a net gain of $324,442. At the time of sale, the cost and related accumulated depreciation and amortization was $867,000 and $257,218, respectively.

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,735,560. The Partnership allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,438 and above-market lease intangibles of $168,491. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

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

(6)  Partners’ Capital –

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $347,423 and $422,983, respectively. The Limited Partners received distributions of $337,000 and $411,102 and the General Partners received distributions of $10,423 and $11,881 for the periods, respectively. The Limited Partners' distributions represented $26.55 and $31.31 per Limited Partnership Unit outstanding using 12,692 and 13,131 weighted average Units in 2020 and 2019, respectively. The distributions represented $26.55 and $31.31 per Unit of Net Income and $0.00 and $0.00 per Unit of return of capital in 2020 and 2019, respectively.

As part of the distributions discussed above, the Partnership distributed net sale proceeds of $40,404 in 2019. The Limited Partners received distributions of $40,000 and the General Partners received distributions of $404. The Limited Partners’ distributions represented $3.09 per Unit.

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 in 2019.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(7)  Fair Value Measurements –

As of September 30, 2020 and December 31, 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2020 and 2019, the Partnership recognized rental income of $376,977 and $444,519, respectively. In 2020, rental income decreased due to the sale of two properties in 2019 and one property in 2020. This decrease was partially offset by rent increases on one property, rent received from one property acquisition in 2020, and by free rent for one month in 2019 related to the Best Buy store as discussed below. Based on the scheduled rent for the properties owned as of October 31, 2020, the Partnership expects to recognize rental income of approximately $479,000 and $506,000 in 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $76,435 and $80,748, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $35,455 and $37,691, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2020 and 2019, the Partnership recognized interest income of $8,528 and $23,198, respectively. In 2020, interest income decreased due to the Partnership having less money invested in a money market account due to property sales and higher money market interest rates in 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,735,560. The Partnership allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,438 and above-market lease intangibles of $168,491. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2020, the Partnership's cash balances decreased $1,884,281 as a result of cash used to purchase property, cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the nine months ended September 30, 2019, the Partnership's cash balances increased $3,126,425 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $357,099 in 2019 to $334,297 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2020 and 2019, the Partnership generated cash flow from the sale of real estate of $934,224 and $3,602,430, respectively. During the same periods, the Partnership expended $2,778,060 and $30,000, respectively, to invest in real properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

In May 2020, the Partnership reached an agreement to sell its 34% interest in the PetSmart store to an unrelated third party. On July 28, 2020, the sale closed with the Partnership receiving net proceeds of $934,224, which resulted in a net gain of $324,442. At the time of sale, the cost and related accumulated depreciation and amortization was $867,000 and $257,218, respectively.

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

For the nine months ended September 30, 2020 and 2019, the Partnership declared distributions of $347,423 and $422,983, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $337,000 and $411,102 and the General Partners received distributions of $10,423 and $11,881 for the periods, respectively.

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

For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. For the nine months ended September 30, 2019, the Partnership repurchased a total of 497.89 Units for $371,924 from 16 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,757 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

31.1
Certification of President of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of General Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2020	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)