Form 10-K
period 2020-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2021-03-30
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2020

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2020, there were 12,669.776 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $12,669,776.

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

Property Activity During the Last Three Years

As of December 31, 2017, the Partnership owned interests in seven properties with a total cost of $9,931,744. During the years ended December 31, 2019 and 2020, the Partnership sold three property interests and received net sale proceeds of $3,602,430 and $934,224, which resulted in net gains of $1,540,914 and $324,442, respectively. During 2020, the Partnership expended $2,788,850 to provide one tenant improvement allowance and to purchase one additional property interest as it reinvested cash generated from property sales. As of December 31, 2020, the Partnership owned interests in five properties with a total cost of $8,593,064.

Major Tenants

During 2020, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 85% of total rental income in 2020. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2021. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

ITEM 2. PROPERTIES. (Continued)

The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a longterm lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2020.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$129,395	$12.91

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	None (2)

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$166,760	$27.26

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$187,496	$37.20

(1)  Does not include acquisition costs that were expensed.
(2)  This property is vacant and listed for lease.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Advance Auto Parts store (AEI Income & Growth Fund 25 LLC); Best Buy store (AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (AEI Income & Growth Fund 25 LLC); and Talecris Plasma Facility (AEI Income & Growth Fund 25 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 8 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris plasma facility, which has one 10-year renewal option. The leases for the Best Buy store and the Advance Auto Parts store were extended to end on March 31, 2024 and April 30, 2025, respectively.

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

At December 31, 2020, all properties listed above were 100% occupied, with the exception of the Staples store that became vacant in July 2020.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2020, there were 614 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Cash distributions of $13,701 and $15,980 were declared to the General Partners and $443,001 and $543,602 were declared to the Limited Partners for 2020 and 2019, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

As part of the Limited Partners’ distributions discussed above, the Partnership distributed net sale proceeds of $40,000 in 2019.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2020, the Partnership did not purchase any Units.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2020, the estimated value of the Partnership's Units was $825 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

  Opinions of value from real estate brokerage firms
  Appraisal reports from independent commercial property appraisers
  Industry market reports from real estate brokerage and appraisal firms
  Market values from comparable properties listed for sale or recently sold
  Interviews with real estate brokers and tenants
  Tenant financial reports and other credit information, where available

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2020 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Properties	$8,872,000	$6,885,000
Cash	1,841,000	3,774,000
Current liabilities	(141,000)	(162,000)
Value attributable to the interest of the General Partners	(106,000)	(105,000)
Value attributable to the interest of the Limited Partners	$10,466,000	$10,392,000
Limited Partnership Units outstanding	12,692	12,692

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

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

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

The determination of the relative fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak of the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted. See Note 8 on COVID-19 effect on our operations. The impact of COVID-19 on our future results could still be significant and will largely depend on continuing developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Results of Operations

For the years ended December 31, 2020 and 2019, the Partnership recognized rental income of $503,548 and $560,172, respectively. In 2020, rental income decreased due to the sale of two properties in 2019 and one property in 2020. This decrease was partially offset by rent increases on one property, rent received from one property acquisition in 2020, and by free rent for one month in 2019 related to the Best Buy store as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2021, the Partnership expects to recognize rental income of approximately $506,000 in 2021.

For the years ended December 31, 2020 and 2019, the Partnership incurred Partnership administration expenses from affiliated parties of $101,063 and $107,704, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $46,511 and $44,778, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2020 and 2019, the Partnership recognized interest income of $8,978 and $33,231, respectively. In 2020, interest income decreased due to the Partnership having less money invested in a money market account due to property sales and higher money market interest rates in 2019.

In July 2018, the Partnership entered into an agreement with the tenant of the Best Buy store in Lake Geneva, Wisconsin to extend the lease term five years to end on March 31, 2024. As part of the agreement, the annual rent decreased from $149,302 to $129,395 effective February 1, 2019. In addition, beginning on February 1, 2019, the tenant received free rent for one month that equaled $10,783.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,746,350. The Partnership allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,438 and above-market lease intangibles of $168,491. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

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

Liquidity and Capital Resources

During the year ended December 31, 2020, the Partnership's cash balances decreased $1,923,335 as a result of cash used to purchase property, cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property. During the year ended December 31, 2019, the Partnership's cash balances increased $2,874,830 as a result of cash generated from the sale of property, which was partially offset by distributions paid to the Partners and cash used to repurchase units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $446,742 in 2019 to $415,313 in 2020 as a result of a decrease in total rental and interest income in 2020, which was partially offset by a decrease in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2020 and 2019, the Partnership generated cash flow from the sale of real estate of $934,224 and $3,602,430, respectively. During the same periods, the Partnership expended $2,788,850 and $30,000, respectively, to invest in real properties.

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

For the years ended December 31, 2020 and 2019, the Partnership declared distributions of $456,702 and $559,582, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $443,001 and $543,602 and the General Partners received distributions of $13,701 and $15,980 for the years, respectively.

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

During 2020, the Partnership did not repurchase any Units from the Limited Partners. During 2019, the Partnership repurchased a total of 771.14 Units for $573,096 from 28 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,789 in 2019.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	17 – 18

Balance Sheets as of December 31, 2020 and 2019	19

Statements for the Years Ended December 31, 2020 and 2019:

Income	20

Cash Flows	21

Changes in Partners’ Capital	22

Notes to Financial Statements	23 – 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) as of December 31, 2020 and 2019, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Investments

Description of the Matter

As described in Note 2 to the financial statements, the Partnership tests investments in real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. Management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its carrying value. The Partnership’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future rental rates, occupancy levels, costs to obtain a tenant, holding expenses while vacant, and estimated sale proceeds. If the expected future cash flows is less than the carrying value of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling prices.

We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate investments. Given these factors, the related audit effort in evaluating management’s assumptions in determining the recoverability of real estate assets was extensive and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to real estate recoverability analysis included the following, among others:

  We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including key inputs utilized in estimating the undiscounted future cash flows.

  We evaluated the undiscounted cash flow analysis, including estimates of timing of tenant move-ins, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the source information and assumptions used by management and the testing of mathematical accuracy.

  We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 1996

Minneapolis, Minnesota
March 30, 2021

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2020	2019
Current Assets:
Cash	$1,802,014	$3,725,349

Real Estate Investments:
Land	1,867,879	1,622,456
Buildings	5,543,826	4,115,876
Acquired Intangible Lease Assets	1,181,359	932,882
Real Estate Held for Investment, at cost	8,593,064	6,671,214
Accumulated Depreciation and Amortization	(2,305,252)	(2,281,861)
Real Estate Held for Investment, Net	6,287,812	4,389,353
Total Assets	$8,089,826	$8,114,702

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$6,066	$9,285
Distributions Payable	109,279	136,599
Total Current Liabilities	115,345	145,884

Partners’ Capital:
General Partners	8,557	14,876
Limited Partners – 24,000 Units authorized; 12,692 Units issued and outstanding as of December 31, 2020 and 2019, respectively	7,965,924	7,953,942
Total Partners' Capital	7,974,481	7,968,818
Total Liabilities and Partners' Capital	$8,089,826	$8,114,702

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2020	2019

Rental Income	$503,548	$560,172

Expenses:
Partnership Administration – Affiliates	101,063	107,704
Partnership Administration and Property Management – Unrelated Parties	46,511	44,778
Depreciation and Amortization	227,029	231,234
Total Expenses	374,603	383,716

Operating Income	128,945	176,456

Other Income:
Gain on Sale of Real Estate	324,442	1,540,914
Interest Income	8,978	33,231
Total Other Income	333,420	1,574,145

Net Income	$462,365	$1,750,601

Net Income Allocated:
General Partners	$7,382	$74,462
Limited Partners	454,983	1,676,139
Total	$462,365	$1,750,601

Net Income per Limited Partnership Unit	$35.85	$128.73

Weighted Average Units Outstanding – Basic and Diluted	12,692	13,021

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2020	2019

Cash Flows from Operating Activities:
Net Income	$462,365	$1,750,601

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	280,609	280,986
Gain on Sale of Real Estate	(324,442)	(1,540,914)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(3,219)	(34,311)
Increase (Decrease) in Unearned Rent	0	(9,620)
Total Adjustments	(47,052)	(1,303,859)
Net Cash Provided By (Used For) Operating Activities	415,313	446,742

Cash Flows from Investing Activities:
Investments in Real Estate	(2,788,850)	(30,000)
Proceeds from Sale of Real Estate	934,224	3,602,430
Net Cash Provided By (Used For) Investing Activities	(1,854,626)	3,572,430

Cash Flows from Financing Activities:
Distributions Paid to Partners	(484,022)	(565,457)
Repurchase of Partnership Units	0	(578,885)
Net Cash Provided By (Used For) Financing Activities	(484,022)	(1,144,342)

Net Increase (Decrease) in Cash	(1,923,335)	2,874,830

Cash, beginning of year	3,725,349	850,519

Cash, end of year	$1,802,014	$3,725,349

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2018	$(37,817)	$7,394,501	$7,356,684	13,462.92

Distributions Declared	(15,980)	(543,602)	(559,582)

Repurchase of Partnership Units	(5,789)	(573,096)	(578,885)	(771.14)

Net Income	74,462	1,676,139	1,750,601

Balance, December 31, 2019	14,876	7,953,942	7,968,818	12,691.78

Distributions Declared	(13,701)	(443,001)	(456,702)

Net Income	7,382	454,983	462,365

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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
DECEMBER 31, 2020 AND 2019

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Partnership performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2017, and with few exceptions, is no longer subject to state tax examinations for tax years before 2017.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For deferred rents due to COVID-19, the Partnership recognizes the deferred rent related to the month it applies and records a rental receivable. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

Real Estate Investments

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market leases and the value of in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(2)  Summary of Significant Accounting Policies – (Continued)

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2020 and 2019.

Fair Value Measurements

As of December 31, 2020 and 2019, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2020 and 2019.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Recently Adopted Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (FASB) issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Partnership would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under current lease guidance. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance.

During the year ended December 31, 2020, the Partnership did not provide lease concessions to tenants in response to the impact of COVID-19, in the form of rent deferrals. The Partnership has made an election to account for such potential lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Advance Auto Parts store (65% – AEI Income & Growth Fund 25 LLC); Best Buy store (33% – AEI Income & Growth Fund 24 LLC and AEI Income & Growth Fund 27 LLC); Staples store (28% – AEI Income & Growth Fund 25 LLC); and Talecris Plasma Facility (50% – AEI Income & Growth Fund 25 LLC).

The Partnership owned a 60% interest in an Applebee’s restaurant. AEI Income & Growth Fund 26 LLC, an affiliate of the Partnership, owned a 40% interest in this property until the property was sold to an unrelated third party in 2019. The Partnership owned a 50% interest in a Tractor Supply Company store. AEI Income & Growth Fund 24 LLC, an affiliate of the Partnership, owned a 50% interest in this property until the property was sold to an unrelated third party in 2019. The Partnership owned a 34% interest in a PetSmart store. AEI Accredited Investor Fund V LP, an affiliate of the Partnership, owned a 66% interest in this property until the property was sold to an unrelated third party in 2020.

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2020	2019

a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$101,063	$107,704

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$46,511	$44,778

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$48,900	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$4,950	$20,122

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Staples store, which has one ten-year renewal option. The leases for the Best Buy store and the Advance Auto Parts store were extended to end on March 31, 2024 and April 30, 2025, respectively.

The Partnership's properties are commercial, single-tenant buildings. The Advance Auto Parts store was constructed in 2005 and acquired in 2006. The Best Buy store was constructed and acquired in 2008. The Staples store was constructed in 2010 and acquired in 2011. The St. Vincent Medical Clinic was constructed in 2010 and acquired in 2013. The Talecris plasma facility was constructed in 2008 and acquired in 2020. There have been no costs capitalized as improvements subsequent to the acquisitions, except for $3,007 of tenant improvements related to the Staples store.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2020 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$396,686
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	823,867
Staples, Clermont, FL	239,400	543,942	783,342	199,716
St. Vincent Medical Clinic, Lonoke, AR	170,000	898,523	1,068,523	271,050
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	28,467
	$1,867,879	$5,543,826	$7,411,705	$1,719,786

For the years ended December 31, 2020 and 2019, the Partnership recognized depreciation expense of $186,566 and $187,942, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2020		2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 56 and 29 months, respectively)	$581,378	$262,652	$418,089	$320,123

Above-Market Lease Intangibles (weighted average life of 50 and 43 months, respectively)	599,981	322,814	514,793	336,561
Acquired Intangible Lease Assets	$1,181,359	$585,466	$932,882	$656,684

For the years ended December 31, 2020 and 2019, the value of in-place lease intangibles amortized to expense was $40,463 and $43,292 and the decrease to rental income for above-market leases was $53,580 and $49,752, respectively.

For lease intangibles not held for sale at December 31, 2020, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2021	$52,468	$62,268
2022	52,468	62,268
2023	49,578	55,357
2024	35,188	20,844
2025	35,188	20,844
	$224,890	$221,581

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
DECEMBER 31, 2020 AND 2019

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

On July 31, 2020, the Partnership purchased a 50% interest in a Talecris plasma facility in Dallas, Texas for $2,746,350. The Partnership allocated $452,929 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $284,438 and above-market lease intangibles of $168,491. The property is leased to Talecris Plasma Resources, Inc. under a lease agreement with a remaining primary term of 8.1 years (as of the date of purchase) and annual rent of $182,035. The remaining interest in this property was purchased by AEI Income & Growth Fund 25 LLC, an affiliate of the Partnership.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(4)  Real Estate Investments – (Continued)

For properties owned as of December 31, 2020, the minimum future rent payments required by the leases are as follows:
2021	$568,220
2022	578,929
2023	557,599
2024	315,113
2025	234,217
Thereafter	581,924
$2,836,002

There were no contingent rents recognized in 2020 and 2019.

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2020	2019

Best Buy Stores, L.P.	Retail	$129,395	$120,271
St. Vincent Health System	Medical	121,288	116,549
Talecris Plasma Resources, Inc.	Medical	92,968	N/A
Advance Stores Company	Retail	81,861	81,861
Staples the Office Superstore East	Retail	N/A	73,031
Tractor Supply Company	Retail	N/A	67,338
PetSmart, Inc.	Retail	N/A	59,418
Aggregate rental income of major tenants		$425,512	$518,468
Aggregate rental income of major tenants as a percentage of total rental income		85%	93%

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(6)  Partners’ Capital –

For the years ended December 31, 2020 and 2019, the Partnership declared distributions of $456,702 and $559,582, respectively. The Limited Partners received distributions of $443,001 and $543,602 and the General Partners received distributions of $13,701 and $15,980 for the years, respectively. The Limited Partners' distributions represented $34.90 and $41.75 per Limited Partnership Unit outstanding using 12,692 and 13,021 weighted average Units in 2020 and 2019, respectively. The distributions represented $34.90 and $41.75 per Unit of Net Income in 2020 and 2019, respectively.

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

During 2020, the Partnership did not repurchase any Units from the Limited Partners. During 2019, the Partnership repurchased a total of 771.14 Units for $573,096 from 28 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $5,789 in 2019.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2020	2019

Net Income for Financial Reporting Purposes	$462,365	$1,750,601

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	111,309	107,029

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	(9,620)

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(156,830)	(352,913)
Taxable Income to Partners	$416,844	$1,495,097

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2020	2019

Partners' Capital for Financial Reporting Purposes	$7,974,481	$7,968,818

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	952,884	998,405

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$11,346,091	$11,385,949

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has not received modification rent requests from any tenant of the five properties owned by the Partnership. All rent has been paid in full by each tenant.

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, age 76, is Chief Executive Officer and sole director and has held these positions since the formation of AFM in August 1994, and has been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in eight limited partnerships.

Marni J. Nygard, Esq., age 46, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2021. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Patrick W. Keene, CPA (inactive), age 61, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

Keith E. Petersen, CPA (inactive), age 46, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2021. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Since Mr. Johnson serves as the Individual General Partner of the Partnership, as well as the sole director of AFM, all of the duties that might be assigned to an audit committee are assigned to Mr. Johnson’s wife. Mrs. Johnson is not an audit committee financial expert, as defined. As an officer and majority owner, through a parent company, of AFM, and as the Individual General Partner, Mr. Johnson is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of AFM.

Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2020. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2020 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2021:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2020 and 2019.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2020, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2020.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2020

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,653,791

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$704,928

General Partners	3% of Net Cash Flow in any fiscal year.	$562,275

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$48,977

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2020 and 2019:

Fee Category	2020	2019

Audit Fees	$18,230	$17,650
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$18,230	$17,650

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

Policy for Preapproval of Audit and Permissible Non-Audit Services

Before the Independent Registered Public Accounting Firm is engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mrs. Johnson acting as the Partnership’s audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) A list of the financial statements contained herein is set forth on page 16.

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2021	By:	/s/ MARNI J NYGARD
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARNI J NYGARD	President	March 30, 2021
Marni J. Nygard	(Principal Executive Officer)

/s/ KEITH E PETERSEN	Chief Financial Officer and Treasurer	March 30, 2021
Keith E. Petersen	(Principal Accounting Officer)