Form 10-Q
period 2021-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2021-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2021 and December 31, 2020	3

	Statements for the Periods ended March 31, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,815,962	$1,802,014

Real Estate Investments:
Land	1,867,879	1,867,879
Buildings	5,543,826	5,543,826
Acquired Intangible Lease Assets	1,181,359	1,181,359
Real Estate Held for Investment, at cost	8,593,064	8,593,064
Accumulated Depreciation and Amortization	(2,389,374)	(2,305,252)
Real Estate Held for Investment, Net	6,203,690	6,287,812
Total Assets	$8,019,652	$8,089,826

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$16,462	$6,066
Distributions Payable	109,280	109,279
Unearned Rent	13,897	0
Total Current Liabilities	139,639	115,345

Partners’ Capital:
General Partners	5,722	8,557
Limited Partners – 24,000 Units authorized; 12,692 Units issued and outstanding as of 3/31/2021 and 12/31/2020	7,874,291	7,965,924
Total Partners' Capital	7,880,013	7,974,481
Total Liabilities and Partners' Capital	$8,019,652	$8,089,826

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2021	2020

Rental Income	$126,973	$116,046

Expenses:
Partnership Administration – Affiliates	28,245	30,685
Partnership Administration and Property Management – Unrelated Parties	15,794	13,560
Depreciation and Amortization	68,555	51,981
Total Expenses	112,594	96,226

Operating Income	14,379	19,820

Other Income:
Interest Income	433	7,027

Net Income	$14,812	$26,847

Net Income Allocated:
General Partners	$444	$805
Limited Partners	14,368	26,042
Total	$14,812	$26,847

Net Income per Limited Partnership Unit	$1.13	$2.05

Weighted Average Units Outstanding – Basic and Diluted	12,692	12,692

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2021	2020
Cash Flows from Operating Activities:
Net Income	$14,812	$26,847

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	84,122	64,419
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,396	(993)
Increase (Decrease) in Unearned Rent	13,897	0
Total Adjustments	108,415	63,426
Net Cash Provided By (Used For) Operating Activities	123,227	90,273

Cash Flows from Financing Activities:
Distributions Paid to Partners	(109,279)	(136,599)

Net Increase (Decrease) in Cash	13,948	(46,326)

Cash, beginning of period	1,802,014	3,725,349

Cash, end of period	$1,815,962	$3,679,023

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)

Net Income	805	26,042	26,847

Balance, March 31, 2020	$11,583	$7,847,483	$7,859,066	12,691.78

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)

Net Income	444	14,368	14,812

Balance, March 31, 2021	$5,722	$7,874,291	$7,880,013	12,691.78

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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
NOTES TO FINANCIAL STATEMENTS

(3)  Recently Issued Accounting Pronouncements –

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

(4)  Real Estate Investments –

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

(6)  Partners’ Capital –

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $109,280 and $136,599, respectively. The Limited Partners received distributions of $106,001 and $132,501 and the General Partners received distributions of $3,279 and $4,098 for the periods, respectively. The Limited Partners' distributions represented $8.35 and $10.44 per Limited Partnership Unit outstanding using 12,692 weighted average Units for both periods. The distributions represented $1.13 and $2.05 per Unit of Net Income and $7.22 and $8.39 per Unit of return of capital in 2021 and 2020, respectively.

(7)  Fair Value Measurements –

As of March 31, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

(8)  COVID-19 Outbreak –

During the first quarter of 2020, there was a global outbreak of COVID-19 which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines, placing restrictions on travel, and limiting hours of operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as retail, restaurants and transportation. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID19 presents material uncertainty and risk with respect to the Partnership’s performance and financial results, such as the potential negative impact to the tenants of its properties, the potential closure of certain of its properties, increased costs of operations, decrease in values of its properties, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Up to the date of this filing, the Partnership has not received modification rent requests from any tenant of the five properties owned by the Partnership. All rent has been paid in full by each tenant.

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

Results of Operations

For the three months ended March 31, 2021 and 2020, the Partnership recognized rental income of $126,973 and $116,046, respectively. In 2021, rental income increased due to a rent increase on one property and rent received from one property acquisition in 2020. This increase was partially offset by the sale of one property in 2020 and a rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of April 30, 2021, the Partnership expects to recognize rental income of approximately $506,000 in 2021.

For the three months ended March 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $28,245 and $30,685, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,794 and $13,560, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2021 and 2020, the Partnership recognized interest income of $433 and $7,027, respectively. In 2021, interest income decreased due to the Partnership having less money invested in a money market account due to property sales in 2020.

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

Liquidity and Capital Resources

During the three months ended March 31, 2021, the Partnership's cash balances increased $13,948 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the three months ended March 31, 2020, the Partnership's cash balances decreased $46,326 as a result of distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $90,273 in 2020 to $123,227 in 2021 as a result of an increase in total rental and interest income in 2020, a decrease in Partnership administration and property management expenses in 2020 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2021 and 2020, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2021 and 2020, the Partnership declared distributions of $109,280 and $136,599, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $106,001 and $132,501 and the General Partners received distributions of $3,279 and $4,098 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2021 and 2020, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2021	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ MARNI J NYGARD
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ KEITH E PETERSEN
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)