Form 10-Q
period 2021-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2021-08-11
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2021

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

As of June 30, 2021, there were 12,306.54 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2021 and December 31, 2020	3

	Statements for the Periods ended June 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 – 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,518,525	$1,802,014

Real Estate Investments:
Land	1,867,879	1,867,879
Buildings	5,543,826	5,543,826
Acquired Intangible Lease Assets	1,181,359	1,181,359
Real Estate Held for Investment, at cost	8,593,064	8,593,064
Accumulated Depreciation and Amortization	(2,473,496)	(2,305,252)
Real Estate Held for Investment, Net	6,119,568	6,287,812
Total Assets	$7,638,093	$8,089,826

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,038	$6,066
Distributions Payable	107,013	109,279
Unearned Rent	13,897	0
Total Current Liabilities	141,948	115,345

Partners’ Capital:
General Partners	(14)	8,557
Limited Partners – 24,000 Units authorized; 12,306.54 and 12,691.78 Units issued and outstanding as of 6/30/2021 and 12/31/2020	7,496,159	7,965,924
Total Partners' Capital	7,496,145	7,974,481
Total Liabilities and Partners' Capital	$7,638,093	$8,089,826

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Rental Income	$126,974	$117,998	$253,947	$234,044

Expenses:
Partnership Administration – Affiliates	30,736	16,637	58,981	47,322
Partnership Administration and Property Management – Unrelated Parties	15,979	13,227	31,773	26,787
Depreciation and Amortization	68,555	46,563	137,110	98,544
Total Expenses	115,270	76,427	227,864	172,653

Operating Income	11,704	41,571	26,083	61,391

Other Income:
Interest Income	368	891	801	7,918

Net Income	$12,072	$42,462	$26,884	$69,309

Net Income Allocated:
General Partners	$363	$1,274	$807	$2,079
Limited Partners	11,709	41,188	26,077	67,230
Total	$12,072	$42,462	$26,884	$69,309

Net Income per Limited Partnership Unit	$.95	$3.25	$2.09	$5.30

Weighted Average Units Outstanding – Basic and Diluted	12,307	12,692	12,499	12,692

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$26,884	$69,309

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	168,244	122,727
Increase (Decrease) in Payable to AEI Fund Management, Inc.	14,972	6,259
Increase (Decrease) in Unearned Rent	13,897	22,915
Total Adjustments	197,113	151,901
Net Cash Provided By (Used For) Operating Activities	223,997	221,210

Cash Flows from Investing Activities:
Investments in Real Estate	0	(42,500)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(218,559)	(273,198)
Repurchase of Partnership Units	(288,927)	0
Net Cash Provided By (Used For) Financing Activities	(507,486)	(273,198)

Net Increase (Decrease) in Cash	(283,489)	(94,488)

Cash, beginning of period	1,802,014	3,725,349

Cash, end of period	$1,518,525	$3,630,861

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)

Net Income	805	26,042	26,847

Balance, March 31, 2020	11,583	$7,847,483	$7,859,066	12,691.78

Distributions Declared	(3,046)	(98,498)	(101,544)

Net Income	1,274	41,188	42,462

Balance, June 30, 2020	$9,811	$7,790,173	$7,799,984	12,691.78

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)

Net Income	444	14,368	14,812

Balance, March 31, 2021	5,722	$7,874,291	$7,880,013	12,691.78

Distributions Declared	(3,210)	(103,803)	(107,013)

Repurchase of Partnership Units	(2,889)	(286,038)	(288,927)	(385.24)

Net Income	363	11,709	12,072

Balance, June 30, 2021	$(14)	$7,496,159	$7,496,145	12,306.54

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021
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

(2)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Estate of Robert Johnson and Patricia Johnson, the wife of the deceased, own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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

In June 2021, the Managing General Partner mailed a Consent Statement (Proxy) seeking the consent of the Limited Partners to continue the Partnership for an additional 60 months or to initiate the final disposition, liquidation and distribution of all of the Partnership’s properties and assets. Approval of either proposal required the affirmative vote of holders of a majority of the outstanding units. On August 6, 2021, the votes were counted and neither proposal received the required majority vote. As a result, the Partnership will not liquidate and will continue in operation until the Limited Partners vote to authorize the sale of all of the Partnership's properties or December 31, 2046, as stated in the Limited Partnership Agreement. However, in approximately five years, the Managing General Partner expects to again submit the question to liquidate to a vote by the Limited Partners.

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

(6)  Partners’ Capital –

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $216,293 and $238,143, respectively. The Limited Partners received distributions of $209,804 and $230,999 and the General Partners received distributions of $6,489 and $7,144 for the periods, respectively. The Limited Partners' distributions represented $16.79 and $18.20 per Limited Partnership Unit outstanding using 12,499 and 12,692 weighted average Units in 2021 and 2020, respectively. The distributions represented $2.09 and $5.30 per Unit of Net Income and $14.70 and $12.90 per Unit of return of capital in 2021 and 2020, respectively.

On April 1, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 31 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,889 in 2021.

(7)  Fair Value Measurements –

As of June 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2021 and 2020, the Partnership recognized rental income of $253,947 and $234,044, respectively. In 2021, rental income increased due to a rent increase on one property and rent received from one property acquisition in 2020. This increase was partially offset by the sale of one property in 2020 and a rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of July 31, 2021, the Partnership expects to recognize rental income of approximately $506,000 in 2021.

For the six months ended June 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $58,981 and $47,322, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $31,773 and $26,787, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2021 and 2020, the Partnership recognized interest income of $801 and $7,918, respectively. In 2021, interest income decreased due to the Partnership having less money invested in a money market account due to property sales in 2020 and redemption of units in 2021.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, the Partnership's cash balances decreased $283,489 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the six months ended June 30, 2020, the Partnership's cash balances decreased $94,488 as a result of cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $221,210 in 2020 to $223,997 in 2021 as a result of an increase in total rental income in 2021, which was partially offset by an increase in Partnership administration and property management expenses in 2021 and net timing differences in the collection of payments from the tenants and the payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2020, the Partnership expended $42,500 to invest in real properties.

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

For the six months ended June 30, 2021 and 2020, the Partnership declared distributions of $216,293 and $238,143, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $209,804 and $230,999 and the General Partners received distributions of $6,489 and $7,144 for the periods, respectively.

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

On April 1, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 31 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,889 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/21 to 4/30/21	385.24	$742.49	4,610.68 (1)	(2)

5/1/21 to 5/31/21	--	--	--	--

6/1/21 to 6/30/21	--	--	--	--

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

Dated: August 11, 2021	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)