Form 10-Q
period 2021-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2021-11-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2021

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

As of September 30, 2021, there were 12,306.54 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2021 and December 31, 2020	3

	Statements for the Periods ended September 30, 2021 and 2020:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Notes to Financial Statements	7 – 11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II – Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2021	2020
	(unaudited)
Current Assets:
Cash	$1,523,167	$1,802,014

Real Estate Investments:
Land	1,867,879	1,867,879
Buildings	5,543,826	5,543,826
Acquired Intangible Lease Assets	1,181,359	1,181,359
Real Estate Held for Investment, at cost	8,593,064	8,593,064
Accumulated Depreciation and Amortization	(2,557,618)	(2,305,252)
Real Estate Held for Investment, Net	6,035,446	6,287,812
Total Assets	$7,558,613	$8,089,826

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$23,394	$6,066
Distributions Payable	107,013	109,279
Unearned Rent	20,718	0
Total Current Liabilities	151,125	115,345

Partners’ Capital(Deficit):
General Partners	(2,674)	8,557
Limited Partners – 24,000 Units authorized; 12,306.54 and 12,691.78 Units issued and outstanding as of 9/30/2021 and 12/31/2020	7,410,162	7,965,924
Total Partners' Capital	7,407,488	7,974,481
Total Liabilities and Partners' Capital	$7,558,613	$8,089,826

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Rental Income	$127,442	$142,933	$381,389	$376,977

Expenses:
Partnership Administration – Affiliates	28,110	29,113	87,091	76,435
Partnership Administration and Property Management – Unrelated Parties	12,787	8,668	44,560	35,455
Depreciation and Amortization	68,555	59,873	205,665	158,417
Total Expenses	109,452	97,654	337,316	270,307

Operating Income	17,990	45,279	44,073	106,670

Other Income:
Gain on Sale of Real Estate	0	324,442	0	324,442
Interest Income	366	610	1,167	8,528
Total Other Income	366	325,052	1,167	332,970

Net Income	$18,356	$370,331	$45,240	$439,640

Net Income Allocated:
General Partners	$550	$4,621	$1,357	$6,700
Limited Partners	17,806	365,710	43,883	432,940
Total	$18,356	$370,331	$45,240	$439,640

Net Income per Limited Partnership Unit	$1.45	$28.81	$3.53	$34.11

Weighted Average Units Outstanding – Basic and Diluted	12,307	12,692	12,435	12,692

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2021	2020
Cash Flows from Operating Activities:
Net Income	$45,240	$439,640

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	252,366	196,430
Gain on Sale of Real Estate	0	(324,442)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	17,328	9,177
Increase (Decrease) in Unearned Rent	20,718	13,492
Total Adjustments	290,412	(105,343)
Net Cash Provided By (Used For) Operating Activities	335,652	334,297

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,778,060)
Proceeds from Sale of Real Estate	0	934,224
Net Cash Provided By (Used For) Investing Activities	0	(1,843,836)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(325,572)	(374,742)
Repurchase of Partnership Units	(288,927)	0
Net Cash Provided By (Used For) Financing Activities	(614,499)	(374,742)

Net Increase (Decrease) in Cash	(278,847)	(1,884,281)

Cash, beginning of period	1,802,014	3,725,349

Cash, end of period	$1,523,167	$1,841,068

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(4,098)	(132,501)	(136,599)
Net Income	805	26,042	26,847

Balance, March 31, 2020	11,583	7,847,483	7,859,066	12,691.78

Distributions Declared	(3,046)	(98,498)	(101,544)
Net Income	1,274	41,188	42,462

Balance, June 30, 2020	9,811	7,790,173	7,799,984	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)
Net Income	4,621	365,710	370,331

Balance, September 30, 2020	$11,153	$8,049,882	$8,061,035	12,691.78

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)
Net Income	444	14,368	14,812

Balance, March 31, 2021	5,722	$7,874,291	$7,880,013	12,691.78

Distributions Declared	(3,210)	(103,803)	(107,013)
Repurchase of Partnership Units	(2,889)	(286,038)	(288,927)	(385.24)
Net Income	363	11,709	12,072

Balance, June 30, 2021	(14)	7,496,159	7,496,145	12,306.54

Distributions Declared	(3,210)	(103,803)	(107,013)
Net Income	550	17,806	18,356

Balance, September 30, 2021	$(2,674)	$7,410,162	$7,407,488	12,306.54

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

(6)  Partners’ Capital –

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $323,306 and $347,423, respectively. The Limited Partners were allocated distributions of $313,607 and $337,000 and the General Partners were allocated distributions of $9,699 and $10,423 for the periods, respectively. The Limited Partners' distributions represented $25.22 and $26.55 per Limited Partnership Unit outstanding using 12,435 and 12,692 weighted average Units in 2021 and 2020, respectively. The distributions represented $3.53 and $26.55 per Unit of Net Income and $21.69 and $0.00 per Unit of return of capital in 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 31 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,889 in 2021.

(7)  Fair Value Measurements –

As of September 30, 2021 and December 31, 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2021 and 2020, the Partnership recognized rental income of $381,389 and $376,977, respectively. In 2021, rental income increased due to a rent increase on one property and rent received from one property acquisition in 2020. This increase was partially offset by the sale of one property in 2020 and a rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of October 31, 2021, the Partnership expects to recognize rental income of approximately $506,000 in 2021.

For the nine months ended September 30, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $87,091 and $76,435, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,560 and $35,455, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2021 and 2020, the Partnership recognized interest income of $1,167 and $8,528, respectively. In 2021, interest income decreased due to the Partnership having less money invested in a money market account due to property sales in 2020 and redemption of units in 2021.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, the Partnership's cash balances decreased $278,847 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the nine months ended September 30, 2020, the Partnership's cash balances decreased $1,884,281 as a result of cash used to purchase property, cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities increased from $334,297 in 2020 to $335,652 in 2021 as a result of an increase in total rental income in 2021 and net timing differences in the collection of payments from the tenants, which was partially offset by an increase in Partnership administration and property management expenses in 2021.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2020, the Partnership generated cash flow from the sale of real estate of $934,224. During the same period, the Partnership expended $2,778,060 to invest in real properties.

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

For the nine months ended September 30, 2021 and 2020, the Partnership declared distributions of $323,306 and $347,423, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $313,607 and $337,000 and the General Partners were allocated distributions of $9,699 and $10,423 for the periods, respectively.

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

For the nine months ended September 30, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 31 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,889 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2021	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)