Form 10-K
period 2021-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2022-03-31
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2021

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
☐ Yes    ☒ No

As of June 30, 2021, there were 12,284.540 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $12,284,540.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant has not incorporated any documents by reference into this report.

PART I

ITEM 1. BUSINESS.

AEI Income & Growth Fund XXII Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on July 31, 1996. The registrant is comprised of AEI Fund Management XXI, Inc. (“AFM”) as Managing General Partner, the Estate of Robert P. Johnson, as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $24,000,000 of limited partnership interests (the "Units") (24,000 Units at $1,000 per Unit) pursuant to a registration statement effective January 10, 1997. The Partnership commenced operations on May 1, 1997 when minimum subscriptions of 1,500 Limited Partnership Units ($1,500,000) were accepted. The Partnership's offering terminated January 9, 1999 when the extended offering period ended. The Partnership received subscriptions for 16,917.222 Limited Partnership Units ($16,917,222).

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

Property Activity During the Last Three Years

As of December 31, 2018, the Partnership owned interests in seven properties with a total cost of $9,931,744. During the years ended December 31, 2019 and 2020, the Partnership sold three property interests and received net sale proceeds of $3,602,430 and $934,224, which resulted in net gains of $1,540,914 and $324,442, respectively. During 2020, the Partnership expended $2,788,850 to provide one tenant improvement allowance and to purchase one additional property interest as it reinvested cash generated from property sales. As of December 31, 2021, the Partnership owned interests in five properties with a total cost of $8,593,064.

Major Tenants

During 2021, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 99% of total rental income in 2021. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2022. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee compensation plans or employee benefit plans. The Management Company has increased the number of employees from 36 on December 31, 2020 to 39 at December 31, 2021 to support AFM’s business operations.

The Management Company believes the people who work for the company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. During the COVID-19 pandemic, the Management Company implemented a COVID-19 Preparedness Plan which included safety protocols to assist in mitigating the risk of exposure to its employees and visitors. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions during this time have required modification, including most of its employees working remotely. The Management Company’s experienced teams of people adapted to the changes in the work environment and have managed business successfully during this challenging time.
.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2021.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

Best Buy Store Lake Geneva, WI (33%)	10/6/08	$2,022,246		Best Buy Stores, L.P.	$129,395	$12.91

Staples Store Clermont, FL (28%)	10/21/11	$900,295	(1)	None (2)

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$171,763	$28.07

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$193,121	$38.32

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

At December 31, 2021, all properties listed above were 100% occupied, with the exception of the Staples store that became vacant in July 2020.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2021, there were 580 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $12,869 and $13,701 were declared to the General Partners and $416,106 and $443,001 were declared to the Limited Partners for 2021 and 2020, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/21 to 10/31/21	243.31	$747	4,854 (1)	(2)

11/1/21 to 11/30/21	--	--	--	--

12/1/21 to 12/31/21	--	--	--	--

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2021, the estimated value of the Partnership's Units was $823 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2021. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2021 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell his units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Properties	$8,845,000	$8,872,000
Cash	1,340,000	1,841,000
Current liabilities	(151,000)	(141,000)
Value attributable to the interest of the General Partners	(101,000)	(106,000)
Value attributable to the interest of the Limited Partners	$9,933,000	$10,466,000
Limited Partnership Units outstanding	12,063	12,692

ITEM 6. (Reserved)

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

Results of Operations

For the years ended December 31, 2021 and 2020, the Partnership recognized rental income of $510,679 and $503,548, respectively. In 2021, rental income increased due to a rent increase on one property and rent received from one property acquisition in 2020. This increase was partially offset by the sale of one property in 2020 and a rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of February 28, 2022, the Partnership expects to recognize rental income of approximately $517,000 in 2022.

For the years ended December 31, 2021 and 2020, the Partnership incurred Partnership administration expenses from affiliated parties of $113,025 and $101,063, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,731 and $46,511, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2021 and 2020, the Partnership recognized interest income of $1,483 and $8,978, respectively. In 2021, interest income decreased due to the Partnership having less money invested in a money market account due to a property acquisition in 2020 and redemption of units in 2021.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership owns a 28% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Partnership. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 15% of the total annual rent of the Partnership’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Partnership’s cash flow. However, at this time, the Partnership does not anticipate the need to further reduce its regular quarterly cash distribution rate.

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

Liquidity and Capital Resources

During the year ended December 31, 2021, the Partnership's cash balance decreased $510,899 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the year ended December 31, 2020, the Partnership's cash balances decreased $1,923,335 as a result of cash used to purchase property, cash paid for a tenant improvement allowance and distributions paid to the Partners in excess of cash generated from operating activities, which was partially offset by cash generated from the sale of property.

Net cash provided by operating activities decreased from $415,313 in 2020 to $394,201 in 2021 as a result of a decrease in interest income in 2021, an increase in Partnership administration and property management expenses in 2021 and net timing differences in the collection of payments from the tenants, which was partially offset by an increase in rental income.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During year ended December 31, 2020, the Partnership generated cash flow from the sale of real estate of $934,224. During the same period, the Partnership expended $2,788,850 to invest in real properties. During the year ended December 31, 2021, the Partnership did not complete any property acquisitions or property sales.

In April 2020, the Partnership entered into an agreement with the tenant of the PetSmart store in Galveston, Texas to extend the lease term ten years to end on April 30, 2032. As part of the agreement, the Partnership paid a tenant improvement allowance of $42,500 that was capitalized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In May 2020, the Partnership reached an agreement to sell its 34% interest in the PetSmart store to an unrelated third party. On July 28, 2020, the sale closed with the Partnership receiving net proceeds of $934,224, which resulted in a net gain of $324,442. At the time of sale, the cost and related accumulated depreciation and amortization was $867,000 and $257,218, respectively.

In February 2022, the Partnership entered into an agreement to sell its 33% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $1,448,000, which will result in a net gain of approximately $328,400.

In March 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $762,000, which will result in a net gain of approximately $205,000.

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

For the years ended December 31, 2021 and 2020, the Partnership declared distributions of $428,975 and $456,702, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $416,106 and $443,001 and the General Partners were allocated distributions of $12,869 and $13,701 for the years, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

During 2021, the Partnership repurchased a total of 628.55 Units for $467,790 from 38 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. During 2020, the Partnership did not repurchase any Units from the Limited Partners. In prior years, the Partnership repurchased a total of 4,225.45 units for $3,155,638 from 210 Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,725 in 2021.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	18 – 19

Balance Sheets as of December 31, 2021 and 2020	20

Statements for the Years Ended December 31, 2021 and 2020:

Income	21

Cash Flows	22

Changes in Partners’ Capital	23

Notes to Financial Statements	24 – 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2021 and 2020, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP Boulay PLLP

We have served as the Partnership's auditor sine 1996
PCAOB ID 542
Minneapolis, Minnesota
March 30, 2022

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2021	2020
Current Assets:
Cash	$1,291,115	$1,802,014
Receivable	20,191	0
Total Current Assets	1,311,306	1,802,014

Real Estate Investments:
Land	1,867,879	1,867,879
Buildings	5,543,826	5,543,826
Acquired Intangible Lease Assets	1,181,359	1,181,359
Real Estate Held for Investment, at cost	8,593,064	8,593,064
Accumulated Depreciation and Amortization	(2,641,740)	(2,305,252)
Real Estate Held for Investment, Net	5,951,324	6,287,812
Total Assets	$7,262,630	$8,089,826

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$16,784	$6,066
Distributions Payable	105,669	109,279
Total Current Liabilities	122,453	115,345

Partners’ Capital:
General Partners	(7,021)	8,557
Limited Partners – 24,000 Units authorized; 12,063.23 and 12,691.78 Units issued and outstanding as of December 31, 2021 and 2020, respectively	7,147,198	7,965,924
Total Partners' Capital	7,140,177	7,974,481
Total Liabilities and Partners' Capital	$7,262,630	$8,089,826

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2021	2020

Rental Income	$510,679	$503,548

Expenses:
Partnership Administration – Affiliates	113,025	101,063
Partnership Administration and Property Management – Unrelated Parties	57,731	46,511
Depreciation and Amortization	274,220	227,029
Total Expenses	444,976	374,603

Operating Income	65,703	128,945

Other Income:
Gain on Sale of Real Estate	0	324,442
Interest Income	1,483	8,978
Total Other Income	1,483	333,420

Net Income	$67,186	$462,365

Net Income Allocated:
General Partners	$2,016	$7,382
Limited Partners	65,170	454,983
Total	$67,186	$462,365

Net Income per Limited Partnership Unit	$5.28	$35.85

Weighted Average Units Outstanding – Basic and Diluted	12,342	12,692

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net Income	$67,186	$462,365

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	336,488	280,609
Gain on Sale of Real Estate	0	(324,442)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	10,718	(3,219)
(Increase) Decrease in Receivable	(20,191)	0
Total Adjustments	327,015	(47,052)
Net Cash Provided By (Used For) Operating Activities	394,201	415,313

Cash Flows from Investing Activities:
Investments in Real Estate	0	(2,788,850)
Proceeds from Sale of Real Estate	0	934,224
Net Cash Provided By (Used For) Investing Activities	0	(1,854,626)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(432,585)	(484,022)
Repurchase of Partnership Units	(472,515)	0
Net Cash Provided By (Used For) Financing Activities	(905,100)	(484,022)

Net Increase (Decrease) in Cash	(510,899)	(1,923,335)

Cash, beginning of year	1,802,014	3,725,349

Cash, end of year	$1,291,115	$1,802,014

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2019	$14,876	$7,953,942	$7,968,818	12,691.78

Distributions Declared	(13,701)	(443,001)	(456,702)

Net Income	7,382	454,983	462,365

Balance, December 31, 2020	8,557	7,965,924	7,974,481	12,691.78

Distributions Declared	(12,869)	(416,106)	(428,975)

Repurchase of Partnership Units	(4,725)	(467,790)	(472,515)	(628.55)

Net Income	2,016	65,170	67,186

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(1)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (“Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2021 AND 2020

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
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale and the allocation of purchase price of real estate assets and intangible assets.

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
DECEMBER 31, 2021 AND 2020

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2018, and with few exceptions, is no longer subject to state tax examinations for tax years before 2018.

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
DECEMBER 31, 2021 AND 2020

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

The Partnership tests real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. For properties the Partnership will hold and operate, it compares the carrying amount of the property to the estimated probability-weighted future undiscounted cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. For properties held for sale, the Partnership determines whether impairment has occurred by comparing the property’s estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the net realizable value, an impairment loss is recorded to reduce the carrying value of the property to its net realizable value.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building, intangible assets, liabilities, revenues and expenses.

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2021 and 2020.

Fair Value Measurements

As of December 31, 2021 and 2020, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2021 and 2020.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

During the years ended December 31, 2021 and 2020, the Partnership did not provide lease concessions to tenants in response to the impact of COVID-19, in the form of rent deferrals. The Partnership has made an election to account for such potential lease concessions consistent with how those concessions would be accounted for under lease guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2021	2020

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$113,025	$101,063

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$57,731	$46,511

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$48,900

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$4,950

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2021 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$424,938
Best Buy, Lake Geneva, WI	335,142	1,687,104	2,022,246	891,351
Staples, Clermont, FL	239,400	543,942	783,342	221,472
St. Vincent Medical Clinic, Lonoke, AR	170,000	898,523	1,068,523	306,990
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	96,787
	$1,867,879	$5,543,826	$7,411,705	$1,941,538

For the years ended December 31, 2021 and 2020, the Partnership recognized depreciation expense of $221,752 and $186,566, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2021		2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 46 and 56 months, respectively)	$581,378	$315,120	$581,378	$262,652

Above-Market Lease Intangibles (weighted average life of 38 and 50 months, respectively)	599,981	385,082	599,981	322,814
Acquired Intangible Lease Assets	$1,181,359	$700,202	$1,181,359	$585,466

For the years ended December 31, 2021 and 2020, the value of in-place lease intangibles amortized to expense was $52,468 and $40,463 and the decrease to rental income for above-market leases was $62,268 and $53,580, respectively.

For lease intangibles not held for sale at December 31, 2021, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2022	$52,468	$62,268
2023	49,578	55,357
2024	35,188	20,844
2025	35,188	20,844
2026	35,188	20,844
	$207,610	$180,157

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(4)  Real Estate Investments – (Continued)

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

The Partnership owns a 28% interest in a Staples store in Clermont, Florida. The remaining interest in the property is owned by an affiliate of the Partnership. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 15% of the total annual rent of the Partnership’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Partnership’s cash flow. However, at this time, the Partnership does not anticipate the need to further reduce its regular quarterly cash distribution rate.

In February 2022, the Partnership entered into an agreement to sell its 33% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $1,448,000, which will result in a net gain of approximately $328,400.

In March 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $762,000, which will result in a net gain of approximately $205,000.

For properties owned as of December 31, 2021, the minimum future rent payments required by the leases are as follows:
2022	$578,929
2023	557,599
2024	315,113
2025	234,217
2026	213,138
Thereafter	368,786
$2,267,782

There were no contingent rents recognized in 2021 and 2020.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2021	2020

Best Buy Stores, L.P.	$129,395	$129,395
St. Vincent Health System	126,169	121,288
Talecris Plasma Resources, Inc.	168,527	92,968
Advance Stores Company	81,861	81,861
Aggregate rental income of major tenants	$505,952	$425,512
Aggregate rental income of major tenants as a percentage of total rental income	99%	85%

(6)  Partners’ Capital –

For the years ended December 31, 2021 and 2020, the Partnership declared distributions of $428,975 and $456,702, respectively. The Limited Partners were allocated distributions of $416,106 and $443,001 and the General Partners were allocated distributions of $12,869 and $13,701 for the years, respectively. The Limited Partners' distributions represented $33.71 and $34.90 per Limited Partnership Unit outstanding using 12,342 and 12,692 weighted average Units in 2021 and 2020, respectively. The distributions represented $5.28 and $34.90 per Unit of Net Income and $28.43 and $0 per Unit of return of capital in 2021 and 2020, respectively.

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

During 2021, the Partnership repurchased a total of 628.55 Units for $467,790 from 38 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. During 2020, the Partnership did not repurchase any Units from the Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $4,725 in 2021.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2021	2020

Net Income for Financial Reporting Purposes	$67,186	$462,365

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	138,833	111,309

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	0	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(156,830)
Taxable Income to Partners	$206,019	$416,844

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2021	2020

Partners' Capital for Financial Reporting Purposes	$7,140,177	$7,974,481

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,091,717	952,884

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$10,650,620	$11,346,091

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM,  and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Company. The director and officers of AFM are as follows:
:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 47, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2021. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 58, is Chief Operations Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

Patrick W. Keene, CPA (inactive), age 62, was Chief Financial Officer, Treasurer and Secretary of AFM from January 22, 2003 to January 31, 2020, when he retired from AEI. Mr. Keene had been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG, an international accounting and auditing firm, first as an auditor and later as a tax manager. Mr. Keene was responsible for all accounting functions of AFM and the registrant.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 47, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020, when he assumed these roles from Mr. Keene. He has been elected to continue in these positions until December 2022. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mr. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2021. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2021 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2022:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.18%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	6.84%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2021 and 2020.

Neither the registrant, nor the Managing General Partner of the registrant, has a board of directors consisting of any members who are “independent.”  In 2020 through date of his death, the sole director of the Managing General Partner, Robert P. Johnson, was also the Individual General Partner of the registrant, and was the Chief Executive Officer, and indirectly the principal owner, of the Managing General Partner. Patricia Johnson now serves as the sole director of the Managing General Partner.  Accordingly, there is no disinterested board, or other functioning body, that reviews related party transactions, or the transactions between the registrant and the General Partners, except as performed in connection with the audit of its financial statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2021, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2021.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2021

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,766,816

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$704,928

General Partners	3% of Net Cash Flow in any fiscal year.	$575,144

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$53,702

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2021 and 2020:

Fee Category	2021	2020

Audit Fees	$19,010	$18,230
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,010	$18,230

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

(a) (1) A list of the financial statements contained herein is set forth on page 17.

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2022	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2022
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2022
Keith E. Petersen	(Principal Accounting Officer)