Form 10-Q
period 2022-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2022-05-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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

As of May 10, 2022 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2022 and December 31, 2021	3

	Statements for the Periods ended March 31, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$2,744,856	$1,291,115
Receivables	0	20,191
Total Current Assets	2,744,856	1,311,306

Real Estate Investments:
Land	1,293,337	1,867,879
Buildings	3,312,780	5,543,826
Acquired Intangible Lease Assets	1,064,406	1,181,359
Real Estate Held for Investment, at cost	5,670,523	8,593,064
Accumulated Depreciation and Amortization	(1,473,776)	(2,641,740)
Real Estate Held for Investment, Net	4,196,747	5,951,324
Real Estate Held for Sale	556,431	0
Total Real Estate Investments	4,753,178	5,951,324
Total Assets	$7,498,034	$7,262,630

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$11,264	$16,784
Distributions Payable	105,668	105,669
Unearned Rent	21,135	0
Total Current Liabilities	138,067	122,453

Partners’ Capital (Deficit):
General Partners	3,090	(7,021)
Limited Partners – 24,000 Units authorized; 12,063.23 Units issued and outstanding as of 3/31/2022 and 12/31/2021	7,356,877	7,147,198
Total Partners' Capital	7,359,967	7,140,177
Total Liabilities and Partners' Capital	$7,498,034	$7,262,630

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2022	2021

Rental Income	$127,851	$126,973

Expenses:
Partnership Administration – Affiliates	30,960	28,245
Partnership Administration and Property Management – Unrelated Parties	27,822	15,794
Depreciation and Amortization	62,931	68,555
Total Expenses	121,713	112,594

Operating Income (Loss)	6,138	14,379

Other Income:
Gain (Loss) on Sale of Real Estate	319,006	0
Interest Income	314	433
Total Other Income (Loss)	319,320	433

Net Income	$325,458	$14,812

Net Income (Loss) Allocated:
General Partners	$13,281	$444
Limited Partners	312,177	14,368
Total	$325,458	$14,812

Net Income (Loss) per Limited Partnership Unit	$25.88	$1.13

Weighted Average Units Outstanding – Basic and Diluted	12,063	12,692

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net Income	$325,458	$14,812

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	78,498	84,122
Gain on Sale of Real Estate	(319,006)	0
(Increase) Decrease in Receivable	20,191	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(5,520)	10,396
Increase (Decrease) in Unearned Rent	21,135	13,897
Total Adjustments	(204,702)	108,415
Net Cash Provided By (Used For) Operating Activities	120,756	123,227

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	1,438,654	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(105,669)	(109,279)

Net Increase (Decrease) in Cash	1,453,741	13,948

Cash, beginning of period	1,291,115	1,802,014

Cash, end of period	$2,744,856	$1,815,962

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)

Net Income	444	14,368	14,812

Balance, March 31, 2021	$5,722	$7,874,291	$7,880,013	12,691.78

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)

Net Income	13,281	312,177	325,458

Balance, March 31, 2022	$3,090	$7,356,877	$7,359,967	12,063.23

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022
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

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(4)  Real Estate Investments –

In February 2022, the Partnership entered into an agreement to sell its 33% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. On March 29, 2022, the sale closed with the Partnership receiving net proceeds of $1,438,654, which resulted in a net gain of $319,006. At the time of sale, the cost and related accumulated depreciation was $2,022,246 and $902,598, respectively.

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

(6)  Partners’ Capital –

For the three months ended March 31, 2022 and 2021, the Partnership declared distributions of $105,668 and $109,280, respectively. The Limited Partners were allocated distributions of $102,498 and $106,001 and the General Partners were allocated distributions of $3,170 and $3,279 for the periods, respectively. The Limited Partners' distributions represented $8.50 and $8.35 per Limited Partnership Unit outstanding using 12,063 and 12,692 weighted average Units in 2022 and 2021, respectively. The distributions represented $8.50 and $1.13 per Unit of Net Income and $0 and $7.22 per Unit of return of capital in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

As of March 31, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value. However, due to the outbreak and continuing effect the coronavirus (COVID-19) in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the three months ended March 31, 2022 and 2021, the Partnership recognized rental income of $127,851 and $126,973, respectively. In 2022, rental income increased due to a rent increase on two properties. This increase was partially offset by the sale of one property in 2022 and a rent decrease to the Staples store as discussed below. Based on the scheduled rent for the properties owned as of March 31, 2022, the Partnership expects to recognize rental income of approximately $517,000 in 2022.

The Partnership owns a 28% interest in a Staples store in Clermont, Florida. The remaining interests in the property is owned by an affiliate of the Partnership. On July 17, 2020, the lease term ended, and the tenant returned possession of the property to the owners. While the property is vacant, the Partnership is responsible for its 28% share of real estate taxes and other costs associated with maintaining the property. The owners have listed the property for sale or lease with a real estate broker in the Clermont area. The annual rent from this property represented approximately 15% of the total annual rent of the Partnership’s property portfolio. The loss of rent and increased expenses related to this property will decrease the Partnership’s cash flow. However, at this time, the Partnership does not anticipate the need to further reduce its regular quarterly cash distribution rate. In March 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the three months ended March 31, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $30,960 and $28,245, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,822 and $15,794, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2022 and 2021, the Partnership recognized interest income of $314 and $433, respectively. In 2022, interest income decreased due to the Partnership having less money invested in a money market account due to redemption of units in 2021.

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

Liquidity and Capital Resources

During the three months ended March 31, 2022, the Partnership's cash balance increased $2,744,856 as a result of cash generated from operating activities due to proceeds received from the sale of real estate, which was partially offset by distributions paid to Partners. During the three months ended March 31, 2021, the Partnership's cash balances increased $13,948 as a result of cash generated from operating activities in excess of distributions paid to the Partners.
Net cash provided by operating activities decreased from $123,227 in 2021 to $120,756 in 2022 as a result of a gain recorded on sale of real estate and timing differences in the collection of payments from the tenants and payments of expenses.

In March 2022, the Partnership entered into an agreement to sell its 33% interest in the Best Buy store in Lake Geneva, Wisconsin to an unrelated third party. On March 29, 2022, the sale closed with the Partnership receiving net proceeds of $1,438,654, which resulted in a net gain of $319,006. At the time of sale, the cost and related accumulated depreciation was $2,022,246 and $902,598, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In March 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $762,000, which will result in a net gain of approximately $205,000.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2022, the Partnership generated cash flow from the sale of real estate of $1,438,654.

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

For the three months ended March 31, 2022 and 2021, the Partnership declared distributions of $105,668 and $109,280, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $102,498 and $106,001 and the General Partners were allocated distributions of $3,170 and $3,279 for the periods, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2022 and 2021, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May , 2022	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)