Form 10-Q
period 2022-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2022-08-11
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2022

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

As of July 31, 2022 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2022 and December 31, 2021	3

	Statements for the Periods ended June 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$3,219,175	$1,291,115
Receivables	0	20,191
Total Current Assets	3,219,175	1,311,306

Real Estate Investments:
Land	1,293,337	1,867,879
Buildings	3,312,780	5,543,826
Acquired Intangible Lease Assets	1,064,406	1,181,359
Real Estate Held for Investment, at cost	5,670,523	8,593,064
Accumulated Depreciation and Amortization	(1,535,588)	(2,641,740)
Real Estate Held for Investment, Net	4,134,935	5,951,324
Total Assets	$7,354,110	$7,262,630

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$(4,895)	$16,784
Distributions Payable	103,814	105,669
Unearned Rent	21,135	0
Total Current Liabilities	120,054	122,453

Partners’ Capital (Deficit):
General Partners	5,094	(7,021)
Limited Partners – 24,000 Units authorized; 11,749.37 and 12,063.23 Units issued and outstanding as of 6/30/2022 and 12/31/2021	7,228,962	7,147,198
Total Partners' Capital	7,234,056	7,140,177
Total Liabilities and Partners' Capital	$7,354,110	$7,262,630

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Rental Income	$96,119	$126,974	$223,970	$253,947

Expenses:
Partnership Administration – Affiliates	24,275	30,736	55,235	58,981
Partnership Administration and Property Management – Unrelated Parties	19,749	15,979	47,571	31,773
Depreciation and Amortization	46,245	68,555	109,176	137,110
Total Expenses	90,269	115,270	211,982	227,864

Operating Income	5,850	11,704	11,988	26,083

Other Income:
Gain (Loss) on Sale of Real Estate	205,662	0	524,668	0
Interest Income	1,214	368	1,528	801
Total Other Income (Loss)	206,876	368	526,196	801

Net Income	$212,726	$12,072	$538,184	$26,884

Net Income Allocated:
General Partners	$7,467	$363	$20,748	$807
Limited Partners	205,259	11,709	517,436	26,077
Total	$212,726	$12,072	$538,184	$26,884

Net Income per Limited Partnership Unit	$17.47	$.95	$43.46	$2.09

Weighted Average Units Outstanding – Basic and Diluted	11,749	12,307	11,906	12,499

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$538,184	$26,884

Adjustments to Reconcile Net Income To Net Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	140,310	168,244
Gain on Sale of Real Estate	(524,668)	0
(Increase) Decrease in Receivable	20,191	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(21,679)	14,972
Increase (Decrease) in Unearned Rent	21,135	13,897
Total Adjustments	(364,711)	197,113
Net Cash Provided By (Used For) Operating Activities	173,473	223,997

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	2,200,747	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(211,337)	(218,559)
Repurchase of Partnership Units	(234,823)	(288,927)
Net Cash Provided By (Used For) Financing Activities	(446,160)	(507,486)

Net Increase (Decrease) in Cash	1,928,060	(283,489)

Cash, beginning of period	1,291,115	1,802,014

Cash, end of period	$3,219,175	$1,518,525

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)

Net Income	444	14,368	14,812

Balance, March 31, 2021	$5,722	$7,874,291	$7,880,013	12,691.78

Distributions Declared	(3,210)	(103,803)	(107,013)

Repurchase of Partnership Units	(2,889)	(286,038)	(288,927)	(385.24)

Net Income	363	11,709	12,072

Balance, June 30, 2021	$(14)	$7,496,159	$7,496,145	12,306.54

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)

Net Income	13,281	312,177	325,458

Balance, March 31, 2022	$3,090	$7,356,877	$7,359,967	12,063.23

Distributions Declared	(3,115)	(100,699)	(103,814)

Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)

Net Income	7,467	205,259	212,726

Balance, June 30, 2022	$5,094	$7,228,962	$7,234,056	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2022
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

In June 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Partnership receiving net proceeds of $762,093, which resulted in a net gain of $205,662. At the time of sale, the cost and related accumulated depreciation was $900,295 and $343,864, respectively.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $209,482 and $216,293, respectively. The Limited Partners were allocated distributions of $203,197 and $209,804 and the General Partners were allocated distributions of $6,285 and $6,489 for the periods, respectively. The Limited Partners' distributions represented $17.07 and $16.79 per Limited Partnership Unit outstanding using 11,906 and 12,499 weighted average Units in 2022 and 2021, respectively. The distributions represented $17.07 and $2.09 per Unit of Net Income and $0 and $14.70 per Unit of return of capital in 2022 and 2021, respectively.

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 36 Limited Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 and $2,889 in 2022 and 2021, respectively.

(7)  Fair Value Measurements –

As of June 30, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2022 and 2021, the Partnership recognized rental income of $223,970 and $253,947, respectively. In 2022, rental income decreased due to the sale of two properties. This decrease was partially offset by a rent increase on two properties. Based on the scheduled rent for the properties owned as of June 30, 2022, the Partnership expects to recognize rental income of approximately $419,000 in 2022.

For the six months ended June 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $55,235 and $58,981, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $47,571 and $31,773, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2022 and 2021, the Partnership recognized interest income of $1,528 and $801, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2022, the Partnership's cash balance increased $1,928,060 as a result of cash generated from operating activities due to proceeds received from the sale of real estate, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the six months ended June 30, 2021, the Partnership's cash balances decreased $283,489 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.
Net cash provided by operating activities decreased from $223,997 in 2021 to $173,473 in 2022 as a result of a gain recorded on sale of real estate and timing differences in the collection of payments from the tenants and payments of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,200,747.

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

In June 2022, the Partnership entered into an agreement to sell its 28% interest in the Staples store in Clermont, Florida to an unrelated third party. On June 30, 2022, the sale closed with the Partnership receiving net proceeds of $762,093, which resulted in a net gain of $205,662. At the time of sale, the cost and related accumulated depreciation was $900,295 and $343,864, respectively.

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

For the six months ended June 30, 2022 and 2021, the Partnership declared distributions of $209,482 and $216,293, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $203,197 and $209,804 and the General Partners were allocated distributions of $6,285 and $6,489 for the periods, respectively.

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

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. On April 1, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 36 Limited Partners. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 and $2,889 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/22 to 4/30/22	313.86	$740.70	5,167.86 (1)	(2)

5/1/22 to 5/31/22	--	--	--	--

6/1/21 to 6/30/22	--	--	--	--

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

Dated: August 10, 2022	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)