Form 10-Q
period 2022-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2022-11-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2022

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

As of October 31, 2022, there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Statements for the Periods ended September 30, 2022 and 2021:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Current Assets:
Cash	$340,906	$1,291,115
Receivables	0	20,191
Total Current Assets	340,906	1,311,306

Real Estate Investments:
Land	1,966,950	1,867,879
Buildings	5,315,188	5,543,826
Acquired Intangible Lease Assets	1,415,859	1,181,359
Real Estate Held for Investment, at cost	8,697,997	8,593,064
Accumulated Depreciation and Amortization	(1,597,400)	(2,641,740)
Real Estate Held for Investment, Net	7,100,597	5,951,324
Total Assets	$7,441,503	$7,262,630

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$168,046	$16,784
Distributions Payable	103,813	105,669
Unearned Rent	14,314	0
Total Current Liabilities	286,173	122,453

Partners’ Capital (Deficit):
General Partners	5,071	(7,021)
Limited Partners – 24,000 Units authorized; 11,749.37 and 12,063.23 Units issued and outstanding as of 9/30/2022 and 12/31/2021	7,150,259	7,147,198
Total Partners' Capital	7,155,330	7,140,177
Total Liabilities and Partners' Capital	$7,441,503	$7,262,630

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Rental Income	$100,651	$127,442	$324,621	$381,389

Expenses:
Partnership Administration – Affiliates	26,174	28,110	81,409	87,091
Partnership Administration and Property Management – Unrelated Parties	8,590	12,787	56,161	44,560
Depreciation and Amortization	46,246	68,555	155,422	205,665
Total Expenses	81,010	109,452	292,992	337,316

Operating Income	19,641	17,990	31,629	44,073

Other Income:
Gain on Sale of Real Estate	0	0	524,668	0
Interest Income	5,446	366	6,974	1,167
Total Other Income	5,446	366	531,642	1,167

Net Income	$25,087	$18,356	$563,271	$45,240

Net Income Allocated:
General Partners	$3,091	$550	$23,839	$1,357
Limited Partners	21,996	17,806	539,432	43,883
Total	$25,087	$18,356	$563,271	$45,240

Net Income per Limited Partnership Unit	$1.87	$1.45	$45.51	$3.53

Weighted Average Units Outstanding – Basic and Diluted	11,749	12,307	11,853	12,435

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2022	2021
Cash Flows from Operating Activities:
Net Income	$563,271	$45,240

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	202,122	252,366
Gain on Sale of Real Estate	(524,668)	0
(Increase) Decrease in Receivables	20,191	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	151,262	17,328
Increase (Decrease) in Unearned Rent	14,314	20,718
Total Adjustments	(136,779)	290,412
Net Cash Provided By (Used For) Operating Activities	426,492	335,652

Cash Flows from Investing Activities:
Investments in Real Estate	(3,027,474)	0
Proceeds from Sale of Real Estate	2,200,747	0
Net Cash Provided By (Used For) Investing Activities	(826,727)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(315,151)	(325,572)
Repurchase of Partnership Units	(234,823)	(288,927)
Net Cash Provided By (Used For) Financing Activities	(549,974)	(614,499)

Net Increase (Decrease) in Cash	(950,209)	(278,847)

Cash, beginning of period	1,291,115	1,802,014

Cash, end of period	$340,906	$1,523,167

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(3,279)	(106,001)	(109,280)
Net Income	444	14,368	14,812

Balance, March 31, 2021	5,722	7,874,291	7,880,013	12,691.78

Distributions Declared	(3,210)	(103,803)	(107,013)
Repurchase of Partnership Units	(2,889)	(286,038)	(288,927)	(385.24)
Net Income	363	11,709	12,072

Balance, June 30, 2021	(14)	7,496,159	7,496,145	12,306.54

Distributions Declared	(3,210)	(103,803)	(107,013)
Net Income	550	17,806	18,356

Balance, September 30, 2021	$(2,674)	$7,410,162	$7,407,488	12,306.54

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)
Net Income	13,281	312,177	325,458

Balance, March 31, 2022	3,090	7,356,877	7,359,967	12,063.23

Distributions Declared	(3,115)	(100,699)	(103,814)
Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)
Net Income	7,467	205,259	212,726

Balance, June 30, 2022	5,094	7,228,962	7,234,056	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	3,091	21,996	25,087

Balance, September 30, 2022	$5,071	$7,150,259	$7,155,330	11,749.37
The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

In September 2022, the Partnership purchased a 100% interest in the DaVita property in Hempstead, TX for $3,027,474. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $313,295 and $323,306, respectively. The Limited Partners were allocated distributions of $303,896 and $313,607 and the General Partners were allocated distributions of $9,399 and $9,699 for the periods, respectively. The Limited Partners' distributions represented $25.64 and $25.22 per Limited Partnership Unit outstanding using 11,853 and 12,435 weighted average Units in 2022 and 2021, respectively. The distributions represented $25.64 and $3.53 per Unit of Net Income and $0 and $21.69 per Unit of return of capital in 2022 and 2021, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital (Continued) –

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

(7)  Fair Value Measurements –

As of September 30, 2022 and December 31, 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2022 and 2021, the Partnership recognized rental income of $324,621 and $381,389, respectively. In 2022, rental income decreased due to the sale of two properties. This decrease was partially offset by a rent increase on two properties. Based on the scheduled rent for the properties owned as of October 31, 2022, the Partnership expects to recognize rental income of approximately $462,000 in 2022.

For the nine months ended September 30, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $81,409 and $87,091, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $56,161 and $44,560, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the nine months ended September 30, 2022 and 2021, the Partnership recognized interest income of $6,974 and $1,167, respectively. In 2022, interest income increased due to the Company having more money invested in a money market account and higher money market interest rates in 2022.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the nine months ended September 30, 2022, the Partnership's cash balances decreased $950,209 as a result of cash used to purchase property, distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by proceeds received from the sale of real estate. During the nine months ended September 30, 2021, the Partnership's cash balances decreased $278,847 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $335,652 in 2021 to $426,492 in 2022 as a result of net timing differences in the collection of payments from the tenants and payment of expenses, which was partially offset by a gain recorded on the sale of real estate, a decrease in total rental income in 2022 and an increase in Partnership administration and property management expenses in 2022.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,200,747. During the same period, the Partnership expended $3,027,474 to invest in real properties.

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

In September 2022, the Partnership purchased a 100% interest in  the DaVita property in Hempstead, TX for $3,027,474. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

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

For the nine months ended September 30, 2022 and 2021, the Partnership declared distributions of $313,295 and $323,306, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $303,896 and $313,607 and the General Partners were allocated distributions of $9,399 and $9,699 for the periods, respectively.

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

For the nine months ended September 30, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. For the nine months ended September 30, 2021, the Partnership repurchased a total of 385.24 Units for $286,038 from 31 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 11, 2022	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)