Form 10-K
period 2022-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2023-03-31
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

As of June 30, 2022, there were 11,749.372 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $11,749,372.

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

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership’s leases. The properties are leased to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8 to 20 years, except for the DaVita facility in Hempstead, Texas, which had a remaining primary term of 7.75 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas, which has one 10-year renewal option. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases.

Property Activity During the Last Three Years

As of December 31, 2019, the Partnership owned interests in five properties with a total cost of $6,671,214. During the years ended December 31, 2022 and 2020, the Partnership sold three property interests and received net sale proceeds of $2,200,747 and $934,224, which resulted in a net gain of $524,668 and $324,442, respectively. During 2022 and 2020, the Partnership expended $5,839,859 to provide one tenant improvement allowance and to purchase two additional property interests as it reinvested cash generated from property sales. As of December 31, 2022, the Partnership owned interests in four properties with a total cost of $8,721,532.

Major Tenants

During 2022, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 93% of total rental income in 2022. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental income in 2023. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years, despite the COVID-19 pandemic, the Management Company has not made any reductions to employee headcount, compensation plans or employee benefit plans.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2022.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	St. Vincent Health System	$176,916	$28.07

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$198,914	$38.32

DaVita Dialysis Hempstead, TX	9/22/22	$3,051,009		Bollinger Dialysis, LLC	$182,209	$26.56

(1)  Does not include acquisition costs that were expensed.

The properties listed above with a partial ownership percentage are owned with the following affiliated entities:  Advance Auto Parts store in Indianapolis, Indiana (AEI Income & Growth Fund 25 LLC) and Talecris Plasma Facility in Dallas, Texas (AEI Income & Growth Fund 25 LLC).

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

At the time the properties were acquired, the remaining primary lease terms varied from 8 to 20 years, except for the DaVita facility in Hempstead, Texas which had a remaining primary term of 7.75 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one 10-year renewal option. The lease for the Advance Auto Parts store in Indianapolis, Indiana was extended to end on April 30, 2025.

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

At December 31, 2022, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2022, there were 562 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $12,513 and $12,869 were declared to the General Partners and $404,595 and $416,106 were declared to the Limited Partners for 2022 and 2021, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2022, the Company did not purchase any Units.

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

At December 31, 2022, the estimated value of the Partnership's Units was $845 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

In determining the estimated value of each property, the Managing General Partner relied on some or all of the following external information sources, as well as its own experience in the commercial, net leased property industry and knowledge of each property:

●
Opinions of value from real estate brokerage firms
●
Appraisal reports from independent commercial property appraisers
●
Industry market reports from real estate brokerage and appraisal firms
●
Market values from comparable properties listed for sale or recently sold
●
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2022. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2022 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Properties	$9,971,000	$8,845,000
Cash	341,000	1,340,000
Current liabilities	(286,000)	(151,000)
Value attributable to the interest of the General Partners	(100,000)	(101,000)
Value attributable to the interest of the Limited Partners	$9,926,000	$9,933,000
Limited Partnership Units outstanding	11,749	12,063

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

Factors Which May Influence Results of Operations

The Partnership is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues and investment property value.  However, due to current economic factors, higher interest rates, and inflation in the U.S. and globally, our tenants and operating partners may be impacted.

Results of Operations

For the years ended December 31, 2022 and 2021, the Partnership recognized rental income of $466,091 and $510,679, respectively. In 2022, rental income decreased due to the sale of two properties. This decrease was partially offset by a rent increase on two properties and the purchase of one property. Based on the scheduled rent for the properties owned as of February 28, 2023, the Partnership expects to recognize rental income of approximately $610,000 in 2023.

For the years ended December 31, 2022 and 2021, the Partnership incurred Partnership administration expenses from affiliated parties of $109,723 and $113,025, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,054 and $57,731, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the years ended December 31, 2022 and 2021, the Partnership recognized interest income of $7,708 and $1,483, respectively. In 2022, interest income increased due to the Company having more money held in a money market account as a result of the two property sales and higher money market interest rates in 2022, which was partially offset by a property acquisition in the third quarter of 2022.

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

Liquidity and Capital Resources

During the year ended December 31, 2022, the Partnership's cash balance decreased $1,034,950 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. The Fund also used cash for the investment in real estate.  During the year ended December 31, 2021, the Partnership's cash balance decreased $510,899 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $394,201 in 2021 to $469,099 in 2022 as a result of an increase in interest income in 2022 and a decrease in Partnership administration and property management expenses in 2022, which was partially offset by a decrease in rental income and net timing differences in the collection of payments from the tenants in 2022.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2021, the Partnership did not complete any property acquisitions or property sales. During year ended December 31, 2022, the Partnership generated cash flow from the sale of real estate of $2,200,747. During the same period, the Partnership expended $3,051,009 to invest in real properties.

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

In September 2022, the Partnership purchased a 100% interest in the DaVita property in Hempstead, Texas for $3,051,009. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

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

For the years ended December 31, 2022 and 2021, the Partnership declared distributions of $417,108 and $428,975, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $404,595 and $416,106 and the General Partners were allocated distributions of $12,513 and $12,869 for the years ended December 31, 2022 and 2021, respectively.

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

During 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. During 2021, the Partnership repurchased a total of 628.55 Units for $467,790 from 38 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. In prior years, the Partnership repurchased a total of 4,225.45 units for $3,155,638 from 210 Limited Partners. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 and $4,725 in 2022 and 2021, respectively.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	18 – 19

Balance Sheets as of December 31, 2022 and 2021	20

Statements for the Years Ended December 31, 2022 and 2021:

Income	21

Cash Flows	22

Changes in Partners’ Capital	23

Notes to Financial Statements	25 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2022 and 2021, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay PLLP Boulay PLLP

We have served as the Partnership’s auditor since 1996.
Minneapolis, Minnesota
March 30, 2023

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2022	2021
Current Assets:
Cash	$256,165	$1,291,115
Receivable	6,822	20,191
Total Current Assets	262,987	1,311,306

Real Estate Investments:
Land	1,923,065	1,867,879
Buildings	5,382,608	5,543,826
Acquired Intangible Lease Assets	1,415,859	1,181,359
Real Estate Held for Investment, at Cost	8,721,532	8,593,064
Accumulated Depreciation and Amortization	(1,691,249)	(2,641,740)
Real Estate Held for Investment, Net	7,030,283	5,951,324
Total Assets	$7,293,270	$7,262,630

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$87,973	$16,784
Unearned Revenue	14,743	0
Distributions Payable	103,813	105,669
Total Current Liabilities	206,529	122,453

Partners’ Capital:
General Partners	5,050	(7,021)
Limited Partners – 24,000 Units authorized; 11,749.37 and 12,063.23 Units issued and outstanding as of December 31, 2022 and 2021, respectively	7,081,691	7,147,198
Total Partners' Capital	7,086,741	7,140,177
Total Liabilities and Partners' Capital	$7,293,270	$7,262,630

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2022	2021

Rental Income	$466,091	$510,679

Expenses:
Partnership Administration – Affiliates	109,723	113,025
Partnership Administration and Property Management – Unrelated Parties	59,054	57,731
Depreciation and Amortization	231,195	274,220
Total Expenses	399,972	444,976

Operating Income	66,119	65,703

Other Income:
Gain on Sale of Real Estate	524,668	0
Interest Income	7,708	1,483
Total Other Income	532,376	1,483

Net Income	$598,495	$67,186

Net Income Allocated:
General Partners	$26,932	$2,016
Limited Partners	571,563	65,170
Total	$598,495	$67,186

Net Income per Limited Partnership Unit	$48.32	$5.28

Weighted Average Units Outstanding – Basic and Diluted	11,828	12,342

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2022	2021

Cash Flows from Operating Activities:
Net Income	$598,495	$67,186

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	295,971	336,488
Gain on Sale of Real Estate	(524,668)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	71,189	10,718
Increase (Decrease) in Unearned Rent	14,743	0
(Increase) Decrease in Receivable	13,369	(20,191)
Total Adjustments	(129,396)	327,015
Net Cash Provided By (Used For) Operating Activities	469,099	394,201

Cash Flows from Investing Activities:
Investments in Real Estate	(3,051,009)	0
Proceeds from Sale of Real Estate	2,200,747	0
Net Cash Provided By (Used For) Investing Activities	(850,262)	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(418,964)	(432,585)
Repurchase of Partnership Units	(234,823)	(472,515)
Net Cash Provided By (Used For) Financing Activities	(653,787)	(905,100)

Net Increase (Decrease) in Cash	(1,034,950)	(510,899)

Cash, beginning of year	1,291,115	1,802,014

Cash, end of year	$256,165	$1,291,115

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2020	$8,557	$7,965,924	$7,974,481	12,691.78

Distributions Declared	(12,869)	(416,106)	(428,975)

Repurchase of Partnership Units	(4,725)	(467,790)	(472,515)	(628.55)

Net Income	2,016	65,170	67,186

Balance, December 31, 2021	(7,021)	7,147,198	7,140,177	12,063.23

Distributions Declared	(12,513)	(404,595)	(417,108)

Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)

Net Income	26,932	571,563	598,495

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(1)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Robert P. Johnson Trust and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2019, and with few exceptions, is no longer subject to state tax examinations for tax years before 2019.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For deferred rents, the Partnership recognizes the deferred rent related to the month it applies and records a rental receivable. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2022 AND 2021

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
DECEMBER 31, 2022 AND 2021

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

The Partnership accounts for properties owned as tenants-in-common with affiliated entities and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties, land, building, intangible assets, liabilities, revenues and expenses.

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2022 and 2021.

Fair Value Measurements

As of December 31, 2022 and 2021, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2022 and 2021.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Recently Adopted Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Advance Auto Parts store in Indianapolis, Indiana (65% – AEI Income & Growth Fund 25 LLC) and Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund 25 LLC).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
		2022	2021
a.	AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$109,723	$113,025

b.	AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$59,054	$57,731

c.	AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$51,009	$0

d.	AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$10,308	$0

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(3)  Related Party Transactions – (Continued)

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 8 to 20 years, except for the DaVita facility in Hempstead, Texas, which had a remaining primary term of 7.75 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The lease for the Advance Auto Parts store in Indianapolis, Indiana was extended to end on April 30, 2025.

The Partnership's properties are commercial, single-tenant buildings. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006. The St. Vincent Medical Clinic in Lonoke, Arkansas was constructed in 2010 and acquired in 2013. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The DaVita facility in Hempstead, Texas was constructed in 2015 and acquired in 2022. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2022 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$453,190
DaVita, Hempstead, TX	629,728	2,069,828	2,699,556	20,698
St. Vincent Medical Clinic, Lonoke, AR	170,000	898,523	1,068,523	342,930
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	165,107
	$1,923,065	$5,382,608	$7,305,673	$981,925

For the years ended December 31, 2022 and 2021, the Partnership recognized depreciation expense of $169,896 and $221,752, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2022		2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 62 and 46 months, respectively)	$738,140	$259,466	$581,378	$315,120

Above-Market Lease Intangibles (weighted average life of 34 and 38 months, respectively)	677,719	449,858	599,981	385,082
Acquired Intangible Lease Assets	$1,415,859	$709,324	$1,181,359	$700,202

For the years ended December 31, 2022 and 2021, the value of in-place lease intangibles amortized to expense was $61,298 and $52,468 and the decrease to rental income for above-market leases was $64,776 and $62,268, respectively.

For lease intangibles not held for sale at December 31, 2022, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2023	$84,896	$65,388
2024	70,506	30,875
2025	70,506	30,875
2026	70,506	30,875
2027	70,506	30,875
	$366,920	$188,888

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(4)  Real Estate Investments – (Continued)

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

In September 2022, the Partnership purchased a 100% interest in the DaVita property in Hempstead, Texas for $3,051,009. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

For properties owned as of December 31, 2022, the minimum future rent payments required by the leases are as follows:
2023	$610,413
2024	464,973
2025	425,537
2026	413,568
2027	419,962
Thereafter	650,329
$2,984,782

There were no contingent rents recognized in 2022 and 2021.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	Industry	2022	2021

Best Buy Stores, L.P.	Retail	$0	$129,395
Bollinger Dialysis, LLC	Medical	47,093	0
St. Vincent Health System	Medical	131,197	126,169
Talecris Plasma Resources, Inc.	Medical	174,208	168,527
Advance Stores Company	Retail	81,861	81,861
Aggregate rental income of major tenants		$434,359	$505,952
Aggregate rental income of major tenants as a percentage of total rental income		93%	99%

(6)  Partners’ Capital –

For the years ended December 31, 2022 and 2021, the Partnership declared distributions of $417,108 and $428,975, respectively. The Limited Partners were allocated distributions of $404,595 and $416,106 and the General Partners were allocated distributions of $12,513 and $12,869 for the years ended December 31, 2022 and 2021, respectively. The Limited Partners' distributions represented $34.21 and $33.71 per Limited Partnership Unit outstanding using 11,828 and 12,342 weighted average Units in 2022 and 2021, respectively. The distributions represented $34.21 and $5.28 per Unit of Net Income and $0 and $28.43 per Unit of return of capital in 2022 and 2021, respectively.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

(6)  Partners’ Capital – (Continued)

During 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. During 2021, the Partnership repurchased a total of 628.55 Units for $467,790 from 38 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 and $4,725 in 2022 and 2021, respectively.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2022	2021

Net Income for Financial Reporting Purposes	$598,495	$67,186

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	128,836	138,833

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	14,743	0

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(384,809)	0
Taxable Income to Partners	$357,265	$206,019

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2022	2021

Partners' Capital for Financial Reporting Purposes	$7,086,741	$7,140,177

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	850,487	1,091,717

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$10,355,954	$10,650,620

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Marni J. Nygard, Esq., age 48, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. She has been elected to continue in this position until December 2023. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 59, is Chief Operations Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 48, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020.  He has been elected to continue in these positions until December 2023. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2022. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2022 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2023:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.18%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	7.02%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2022 and 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2022, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2022.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2022

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,876,539

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$715,236

General Partners	3% of Net Cash Flow in any fiscal year.	$590,005

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$53,702

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2022 and 2021:

Fee Category	2022	2021

Audit Fees	$20,087	$19,010
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$20,087	$19,010

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

(a) (1) A list of the financial statements contained herein is set forth on page 18.

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 30, 2023	By:	/s/ Marni J Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	March 30, 2023
Marni J Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer and Treasurer	March 30, 2023
Keith E. Petersen	(Principal Accounting Officer)