Form 10-Q
period 2023-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2023-05-15
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2023

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

As of May 10, 2023 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2023 and December 31, 2022	3

	Statements for the Periods ended March 31, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7– 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$243,267	$256,165
Receivables	0	6,822
Total Current Assets	243,267	262,987

Real Estate Investments:
Land	1,923,065	1,923,065
Buildings	5,382,608	5,382,608
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,721,532	8,721,532
Accumulated Depreciation and Amortization	(1,785,090)	(1,691,249)
Real Estate Held for Investment, Net	6,936,442	7,030,283
Total Assets	$7,179,709	$7,293,270

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$38,415	$87,973
Distributions Payable	103,813	103,813
Unearned Rent	36,749	14,743
Total Current Liabilities	178,977	206,529

Partners’ Capital (Deficit):
General Partners	2,470	5,050
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 3/31/2023 and 12/31/2022	6,998,262	7,081,691
Total Partners' Capital	7,000,732	7,086,741
Total Liabilities and Partners' Capital	$7,179,709	$7,293,270

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31
	2023	2022

Rental Income	$141,902	$127,851

Expenses:
Partnership Administration – Affiliates	30,067	30,960
Partnership Administration and Property Management – Unrelated Parties	19,294	27,822
Depreciation and Amortization	75,768	62,931
Total Expenses	125,129	121,713

Operating Income	16,773	6,138

Other Income:
Gain on Sale of Real Estate	0	319,006
Interest Income	1,031	314
Total Other Income	1,031	319,320

Net Income	$17,804	$325,458

Net Income (Loss) Allocated:
General Partners	$534	$13,281
Limited Partners	17,270	312,177
Total	$17,804	$325,458

Net Income per Limited Partnership Unit	$1.47	$25.88

Weighted Average Units Outstanding – Basic and Diluted	11,749	12,063

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows from Operating Activities:
Net Income	$17,804	$325,458

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	93,841	78,498
Gain on Sale of Real Estate	0	(319,006)
(Increase) Decrease in Receivables	6,822	20,191
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(49,558)	(5,520)
Increase (Decrease) in Unearned Rent	22,006	21,135
Total Adjustments	73,111	(204,702)
Net Cash Provided By (Used For) Operating Activities	90,915	120,756

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	1,438,654

Cash Flows from Financing Activities:
Distributions Paid to Partners	(103,813)	(105,669)

Net Increase (Decrease) in Cash	(12,898)	1,453,741

Cash, beginning of period	256,165	1,291,115

Cash, end of period	$243,267	$2,744,856

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)

Net Income	13,281	312,177	325,458

Balance, March 31, 2022	$3,090	$7,356,877	$7,359,967	12,063.23

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)

Net Income	534	17,270	17,804

Balance, March 31, 2023	$2,470	$6,998,262	$7,000,732	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023
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

(3)  Recently Adopted Accounting Pronouncements –

Effective January 1, 2023, the Partnership adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Partnership's financial statements.

Other accounting standards that have been issued or proposed by the FASB are currently not applicable to the Partnership or are not expected to have a significant impact on the Partnership's financial position, results of operations and cash flows.

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

(6)  Partners’ Capital –

For the three months ended March 31, 2023 and 2022, the Partnership declared distributions of $103,813 and $105,668, respectively. The Limited Partners were allocated distributions of $100,699 and $102,498 and the General Partners were allocated distributions of $3,114 and $3,170 for the periods ended March 31, 2023 and 2022, respectively. The Limited Partners’ distributions represented $8.57 and $8.50 per Limited Partnership Unit outstanding using and 11,749 and 12,063 weighted average Units in 2023 and 2022, respectively. The distributions represented $1.47 and $8.50 per Unit of Net Income and $7.10 and $0 per Unit of return of capital in 2023 and 2022, respectively.

(7)  Fair Value Measurements –

As of March 31, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2023 and 2022, the Partnership recognized rental income of $141,902 and $127,851, respectively. In 2023, rental income increased due to a rent increase on two properties and the acquisition of one property in 2022. Based on the scheduled rent for the properties owned as of March 31, 2023, the Partnership expects to recognize rental income of approximately $610,400 in 2023.

For the three months ended March 31, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $30,067 and $30,960, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $19,294 and $27,822, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2023 and 2022, the Partnership recognized interest income of $1,031 and $314, respectively. In 2023, interest income increased due to higher money market interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2023, the Partnership's cash balance decreased $12,898 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the three months ended March 31, 2022, the Partnership's cash balance increased $1,453,741 as a result of cash generated from operating activities due to proceeds received from the sale of real estate, which was partially offset by distributions paid to Partners.
Net cash provided by operating activities decreased from $120,756 in 2022 to $90,915 in 2023 as a result of timing differences in the collection of payments from the tenants and payments of expenses, which was partially offset by an increase in rental and interest income and a decrease in Partnership administration and property management expenses in 2023.

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

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2023, the Partnership did not complete any property acquisitions or property sales. During the three months ended March 31, 2022, the Partnership generated cash flow from the sale of real estate of $1,438,654.

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

For the three months ended March 31, 2023 and 2022, the Partnership declared distributions of $103,813 and $105,668, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $100,699 and $102,498 and the General Partners were allocated distributions of $3,114 and $3,170 for the periods ended March 31, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2023 and 2022, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 15, 2023	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)