Form 10-Q
period 2023-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2023-08-11
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2023

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

As of July 31, 2023 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2023 and December 31, 2022	3

	Statements for the Periods ended June 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$256,202	$256,165
Receivables	0	6,822
Total Current Assets	256,202	262,987

Real Estate Investments:
Land	1,923,065	1,923,065
Buildings	5,382,608	5,382,608
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,721,532	8,721,532
Accumulated Depreciation and Amortization	(1,878,940)	(1,691,249)
Real Estate Held for Investment, Net	6,842,592	7,030,283
Total Assets	$7,098,794	$7,293,270

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$25,871	$87,973
Distributions Payable	110,115	103,813
Unearned Rent	36,749	14,743
Total Current Liabilities	172,735	206,529

Partners’ Capital:
General Partners	419	5,050
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 6/30/2023 and 12/31/2022	6,925,640	7,081,691
Total Partners' Capital	6,926,059	7,086,741
Total Liabilities and Partners' Capital	$7,098,794	$7,293,270

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Rental Income	$141,899	$96,119	$283,801	$223,970

Expenses:
Partnership Administration – Affiliates	29,939	24,275	60,006	55,235
Partnership Administration and Property Management – Unrelated Parties	2,030	19,749	21,324	47,571
Depreciation and Amortization	75,777	46,245	151,545	109,176
Total Expenses	107,746	90,269	232,875	211,982

Operating Income	34,153	5,850	50,926	11,988

Other Income:
Gain on Sale of Real Estate	0	205,662	0	524,668
Interest Income	1,289	1,214	2,320	1,528
Total Other Income	1,289	206,876	2,320	526,196

Net Income	$35,442	$212,726	$53,246	$538,184

Net Income Allocated:
General Partners	$1,063	$7,467	$1,597	$20,748
Limited Partners	34,379	205,259	51,649	517,436
Total	$35,442	$212,726	$53,246	$538,184

Net Income per Limited Partnership Unit	$2.93	$17.47	$4.40	$43.46

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749	11,749	11,906

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$53,246	$538,184

Adjustments to Reconcile Net Income To Net Cash Provided by (Used For) Operating Activities:
Depreciation and Amortization	187,691	140,310
Gain on Sale of Real Estate	0	(524,668)
(Increase) Decrease in Receivables	6,822	20,191
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(62,102)	(21,679)
Increase (Decrease) in Unearned Rent	22,006	21,135
Total Adjustments	154,417	(364,711)
Net Cash Provided By Operating Activities	207,663	173,473

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	2,200,747

Cash Flows from Financing Activities:
Distributions Paid to Partners	(207,626)	(211,337)
Repurchase of Partnership Units	0	(234,823)
Net Cash Provided By (Used For) Financing Activities	(207,626)	(446,160)

Net Increase in Cash	37	1,928,060

Cash, beginning of period	256,165	1,291,115

Cash, end of period	$256,202	$3,219,175

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)

Net Income	13,281	312,177	325,458

Balance, March 31, 2022	$3,090	$7,356,877	$7,359,967	12,063.23

Distributions Declared	(3,115)	(100,699)	(103,814)

Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)

Net Income	7,467	205,259	212,726

Balance, June 30, 2022	$5,094	$7,228,962	$7,234,056	11,749.37

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)

Net Income	534	17,270	17,804

Balance, March 31, 2023	$2,470	$6,998,262	$7,000,732	11,749.37

Distributions Declared	(3,114)	(107,001)	(110,115)

Net Income	1,063	34,379	35,442

Balance, June 30, 2023	$419	$6,925,640	$6,926,059	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2023
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

(3)  Recently Adopted Accounting Pronouncements –

Effective January 1, 2023, the Partnership adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial assets. The adoption of the guidance did not have a material impact on the Partnership’s financial statements.

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

(6)  Partners’ Capital –

For the six months ended June 30, 2023 and 2022, the Partnership declared distributions of $213,928 and $209,482, respectively. The Limited Partners were allocated distributions of $207,700 and $203,197 and the General Partners were allocated distributions of $6,228 and $6,285 for the periods ended June 30, 2023 and 2022, respectively. The Limited Partners' distributions represented $17.68 and $17.07 per Limited Partnership Unit outstanding using 11,749 and 11,906 weighted average Units in 2023 and 2022, respectively. The distributions represented $4.40 and $17.07 per Unit of Net Income and $13.28 and $0.00 per Unit of return of capital in 2023 and 2022, respectively.

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022. During the six months ended June 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of June 30, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2023 and 2022, the Partnership recognized rental income of $283,801 and $223,970, respectively. In 2023, rental income increased due to a rent increase on two properties and the acquisition of one property in 2022. Based on the scheduled rent for the properties owned as of June 30, 2023, the Partnership expects to recognize rental income of approximately $545,000 in 2023.

For the six months ended June 30, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $60,006 and $55,235, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $21,324 and $47,571, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. In 2023, these expenses decreased due to reimbursement of repair costs previously expensed.

For the six months ended June 30, 2023 and 2022, the Partnership recognized interest income of $2,320 and $1,528, respectively. In 2023, interest income increased due to higher money market interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2023, the Partnership's cash balance increased $37 as a result of cash generated from operating activities in excess of distributions paid to Partners. During the six months ended June 30, 2022, the Partnership's cash balance increased $1,928,060 as a result of cash generated from operating activities due to proceeds received from the sale of real estate, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities.
Net cash provided by operating activities increased from $173,473 in 2022 to $207,663 in 2023 as a result of an increase in rental and interest income and a decrease in Partnership administration and property management expenses in 2023, which was partially offset by a result of timing differences in the collection of payments from the tenants and payments of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2023, the Partnership did not complete any property acquisitions or property sales. During the six months ended June 30, 2022, the Partnership generated cash flow from the sale of real estate of$2,200,747.

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

For the six months ended June 30, 2023 and 2022, the Partnership declared distributions of $213,928 and $209,482, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $207,700 and $203,197 and the General Partners were allocated distributions of $6,228 and $6,285 for the periods ended June 30, 2023 and 2022, respectively.

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

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022. During the six months ended June 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such a purchase would impair the capital or operation of the Partnership. During the period covered by this report, the Partnership did not purchase any Units.

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

Dated: August __, 2023	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

By:
Marni J. Nygard
President
(Principal Executive Officer)

By:
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)