Form 10-Q/A
period 2023-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2023-09-19
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of AEI Income & Growth Fund XXII Limited Partnership (the “Partnership”) for the period ended June 30, 2023 (the “Original Filing”), that was originally filed with the U.S Securities and Exchange Commission on August 11, 2023, is to update the date of signatures to be August 11, 2023 and include the original electronic signatures.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2023	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J Nygard	President	September 19, 2023
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E Petersen	Chief Financial Officer	September 19, 2023
Keith E. Petersen	(Principal Accounting Officer)