Form 10-Q
period 2023-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2023-11-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2023

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

As of October 31, 2023, there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Statements for the Periods ended September 30, 2023 and 2022:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Current Assets:
Cash	$268,662	$256,165
Receivables	0	6,822
Total Current Assets	268,662	262,987

Real Estate Investments:
Land	1,923,065	1,923,065
Buildings	5,382,608	5,382,608
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,721,532	8,721,532
Accumulated Depreciation and Amortization	(1,972,788)	(1,691,249)
Real Estate Held for Investment, Net	6,748,744	7,030,283
Total Assets	$7,017,406	$7,293,270

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$24,003	$87,973
Distributions Payable	103,813	103,813
Unearned Rent	36,749	14,743
Total Current Liabilities	164,565	206,529

Partners’ Capital (Deficit):
General Partners	(1,777)	5,050
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 9/30/2023 and 12/31/2022	6,854,618	7,081,691
Total Partners' Capital	6,852,841	7,086,741
Total Liabilities and Partners' Capital	$7,017,406	$7,293,270

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Rental Income	$142,398	$100,651	$426,199	$324,621

Expenses:
Partnership Administration – Affiliates	29,658	26,174	89,664	81,409
Partnership Administration and Property Management – Unrelated Parties	7,965	8,590	29,289	56,161
Depreciation and Amortization	75,773	46,246	227,318	155,422
Total Expenses	113,396	81,010	346,271	292,992

Operating Income	29,002	19,641	79,928	31,629

Other Income:
Gain on Sale of Real Estate	0	0	0	524,668
Interest Income	1,593	5,446	3,913	6,974
Total Other Income	1,593	5,446	3,913	531,642

Net Income	$30,595	$25,087	$83,841	$563,271

Net Income Allocated:
General Partners	$918	$3,091	$2,515	$23,839
Limited Partners	29,677	21,996	81,326	539,432
Total	$30,595	$25,087	$83,841	$563,271

Net Income per Limited Partnership Unit	$2.53	$1.87	$6.92	$45.51

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749	11,749	11,853

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2023	2022
Cash Flows from Operating Activities:
Net Income	$83,841	$563,271

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	281,539	202,122
Gain on Sale of Real Estate	0	(524,668)
(Increase) Decrease in Receivables	6,822	20,191
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(63,970)	151,262
Increase (Decrease) in Unearned Rent	22,006	14,314
Total Adjustments	246,397	(136,779)
Net Cash Provided By (Used For) Operating Activities	330,238	426,492

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,027,474)
Proceeds from Sale of Real Estate	0	2,200,747
Net Cash Provided By (Used For) Investing Activities	0	(826,727)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(317,741)	(315,151)
Repurchase of Partnership Units	0	(234,823)
Net Cash Provided By (Used For) Financing Activities	(317,741)	(549,974)

Net Increase (Decrease) in Cash	12,497	(950,209)

Cash, beginning of period	256,165	1,291,115

Cash, end of period	$268,662	$340,906

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(3,170)	(102,498)	(105,668)
Net Income	13,281	312,177	325,458

Balance, March 31, 2022	3,090	7,356,877	7,359,967	12,063.23

Distributions Declared	(3,115)	(100,699)	(103,814)
Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)
Net Income	7,467	205,259	212,726

Balance, June 30, 2022	5,094	7,228,962	7,234,056	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	3,091	21,996	25,087

Balance, September 30, 2022	$5,071	$7,150,259	$7,155,330	11,749.37

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	534	17,270	17,804

Balance, March 31, 2023	2,470	6,998,262	7,000,732	11,749.37

Distributions Declared	(3,114)	(107,001)	(110,115)
Net Income	1,063	34,379	35,442

Balance, June 30, 2023	419	6,925,640	6,926,059	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	918	29,677	30,595

Balance, September 30, 2023	$(1,777)	$6,854,618	$6,852,841	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

In September 2022, the Partnership purchased a 100% interest in the DaVita property in Hempstead, Texas for $3,027,474. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2023 and 2022, the Partnership declared distributions of $317,741 and $313,295, respectively. The Limited Partners were allocated distributions of $308,399 and $303,896 and the General Partners were allocated distributions of $9,342 and $9,399 for the periods ended September 30, 2023 and 2022, respectively. The Limited Partners' distributions represented $26.25 and $25.64 per Limited Partnership Unit outstanding using 11,749 and 11,853 weighted average Units in 2023 and 2022, respectively. The distributions represented $26.25 and $25.64 per Unit of Net Income and $0 Unit of return of capital in 2023 and 2022, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(6)  Partners’ Capital (Continued) –

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022. During the nine months ended September 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of September 30, 2023 and December 31, 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2023 and 2022, the Partnership recognized rental income of $426,199 and $324,621, respectively. In 2023, rental income increased due to generating income on a property that was acquired in September 2022. Additionally, there was a rent increase on two properties, which was partially offset by the sale of two properties in 2022. Based on the scheduled rent for the properties owned as of October 31, 2023, the Partnership expects to recognize rental income of approximately $545,000 in 2023.

For the nine months ended September 30, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $89,664 and $81,409, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $29,289 and $56,161, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. In 2023, these expenses decreased due to reimbursement of repair costs previously expensed.

For the nine months ended September 30, 2023 and 2022, the Partnership recognized interest income of $3,913 and $6,974, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2023, the Partnership's cash balances increased $12,497 as a result of cash generated from operating activities in excess of distributions paid to Partners. During the nine months ended September 30, 2022, the Partnership's cash balances decreased $950,209 as a result of cash used to purchase property, distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities, which was partially offset by proceeds received from the sale of real estate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Net cash provided by operating activities decreased from $426,492 in 2022 to $330,238 in 2023 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses, a decrease in interest income and a decrease in Partnership administration expenses, which was partially offset by an increase in rental income and a decrease in Partnership property management expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2023, the Partnership did not complete any property acquisitions or property sales. During the nine months ended September 30, 2022, the Partnership generated cash flow from the sale of real estate of $2,200,747. During the same period, the Partnership expended $3,027,474 to invest in real properties.

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

In September 2022, the Partnership purchased a 100% interest in the DaVita property in Hempstead, Texas for $3,027,474. The Partnership allocated $351,453 of the purchase price to Acquired Intangible Lease Assets, representing in-place lease intangibles of $273,715 and above-market lease intangibles of $77,738. The property is leased to Bollinger Dialysis, LLC under a lease agreement with a remaining primary term of approximately 7.75 years (as of date of purchase) and annual rent of $182,209.

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

For the nine months ended September 30, 2023 and 2022, the Partnership declared distributions of $317,741 and $313,295, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $308,399 and $303,896 and the General Partners were allocated distributions of $9,342 and $9,399 for the periods ended September 30, 2023 and 2022, respectively.

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

On April 1, 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022. During nine months ended September 30, 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 10, 2023	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)