Form 10-K
period 2023-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2024-03-22
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2023

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
☐ Yes    ☒ No

As of June 30, 2023, there were 11,749.372 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $11,749,372.

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

Property Activity During the Last Three Years

As of December 31, 2020, the Partnership owned interests in five properties with a total cost of $8,593,064. During the year ended December 31, 2022, the Partnership sold two property interests and received net sale proceeds of $2,200,747, which resulted in a net gain of $524,668. During 2022, the Partnership expended $3,051,009 to purchase one additional property interest as it reinvested cash generated from property sales. As of December 31, 2023, the Partnership owned interests in four properties with a total cost of $8,686,532.

Major Tenants

During 2023, four tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 100% of total rental income in 2023. It is anticipated that, based on the minimum rental payments required under the leases, three of these major tenants will continue to contribute more than ten percent of rental income in 2024. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (Management Company), an affiliate of AFM. For the past two fiscal years the Management Company has not made any reductions to employee headcount, compensation plans or employee benefit plans.

The Management Company believes the people who work for the Management Company are its most important resources and are critical to its continued success. The Management Company focuses significant attention toward attracting and retaining talented and experienced individuals to manage and support its operations. The Management Company’s people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of the Management Company’s employees must adhere to a code of conduct that is outlined in AEI’s employee handbook which sets standards for appropriate behavior which includes preventing, identifying, reporting and stopping any type of discrimination.

Compensation and Benefits

The Management Company believes its compensation package and benefits are competitive with others in its industry. In addition to base pay, all eligible employees participate in the Management Company bonus program. The Management Company also offers employees a broad range of benefits, including medical, dental and ancillary health benefits and paid parental leave.

Workplace Safety and Wellness

The safety and well-being of the Management Company’s employees is its priority. The Management Company has implemented a Employee Well Being Preparedness Plan which includes safety protocols to assist in mitigating the risk of exposure to its employees and visitors to contagions. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of the Management Company’s operational functions have required modification, including most of its employees having the capability to work remotely. The Management Company’s experienced teams of people have adapted to the changes in the work environment.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for a smaller reporting company.

ITEM 1C. CYBERSECURITY.

In the past two years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

The Management Company’s third-party advisor has performed cybersecurity risk assessments of its information technology security processes and implemented technologies to lessen risk. Using third party services, the Management Company monitors, scans, assesses, audits, and remediates identified vulnerabilities across its networks, as appropriate. Furthermore, recognizing that the Management Company’s employees are an essential line of defense in cybersecurity, it requires employees to participate in training and testing programs through which it provides education on the risk of potential cybersecurity incidents, methods for identification of such incidents and appropriate responses. The Management Company’s policies and processes are informed by industry standard practices regarding application security, access management, device protection, network management, and data loss prevention and recovery.

The Management Company’s cybersecurity incident response plan includes retention of external experts for prompt assistance following discovery of any material incident. This cybersecurity incident response plan is part of its ongoing cybersecurity vulnerability management, and it endeavors to maintain appropriate controls to identify, monitor, analyze and address potential cybersecurity incidents, including potential unauthorized access to its networks and applications, along with detection of potential unusual activity within its networks or applications. Any potential cybersecurity incident is immediately reported to the President and Chief Financial Officer, and the Audit Committee or the full Board, as appropriate.

The Audit Committee of the Board of Directors oversees the Management Company’s cybersecurity posture and the steps taken by management to monitor, identify, and mitigate cybersecurity risks. The Information Technology team briefs the Audit Committee on the effectiveness of the entity’s cyber risk management program, typically on an annual basis.
There have been no cybersecurity incidents which have materially affected the Management Company to date, including its business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect the Management Company, including its execution of business strategy, reputation, results of operations and/or financial condition.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2023.

Property	Purchase Date	Original Property Cost		Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173		Advance Stores Company, Inc.	$81,861	$17.99

St. Vincent Medical Clinic Lonoke, AR	6/6/13	$1,680,000	(1)	None (2)

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350		Talecris Plasma Resources, Inc.	$204,882	$40.65

DaVita Dialysis Hempstead, TX	9/22/22	$3,051,009		Bollinger Dialysis, LLC	$182,209	$26.56

(1)  Does not include acquisition costs that were expensed.
(2)  This property is vacant and listed for sale and lease.

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

At December 31, 2023, nearly all properties listed above were 100% occupied. The only exception is the property in Lonoke, Arkansas that is vacant.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2023, there were 567 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $12,458 and $12,513 were declared to the General Partners and $409,097 and $404,595 were declared to the Limited Partners for 2023 and 2022, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2023, the Partnership did not purchase any Units.

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

At December 31, 2023, the estimated value of the Partnership's Units was $650 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2023. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2023 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Properties	$7,610,000	$9,971,000
Cash	269,000	341,000
Current liabilities	(165,000)	(286,000)
Value attributable to the interest of the General Partners	(77,000)	(100,000)
Value attributable to the interest of the Limited Partners	$7,637,000	$9,926,000
Limited Partnership Units outstanding	11,749	11,749

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

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the Managing General Partner of the Partnership.

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

Results of Operations

For the years ended December 31, 2023 and 2022, the Partnership recognized rental income of $547,015 and $466,091, respectively. In 2023, rental income increased due to generating a full year of income on a property that was acquired in September 2022 and rent increases on two properties.  These were partially offset by the sale of two properties in 2022 and a vacancy on one property beginning in November 2023. Based on the scheduled rent for the properties owned as of February 28, 2024, the Partnership expects to recognize rental income of approximately $471,000 in 2024.

For the years ended December 31, 2023 and 2022, the Partnership incurred Partnership administration expenses from affiliated parties of $121,277 and $109,723, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $44,384 and $59,054, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. In 2023, these expenses decreased due to reimbursement of repair costs previously expensed.

For the years ended December 31, 2023 and 2022, the Partnership recognized interest income of $5,641 and $7,708, respectively. In 2023, interest income decreased due to the Company having less money invested in a money market account due to a property acquisition in September 2022.

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

Liquidity and Capital Resources

During the year ended December 31, 2023, the Partnership's cash balance increased $17,439 as a result of cash generated from operating activities in excess of distributions paid to the Partners. During the year ended December 31, 2022, the Partnership's cash balance decreased $1,034,950 as a result of distributions paid to the Partners and cash used to repurchase Units in excess of cash generated from operating activities. The Fund also used cash for the investment in real estate.

Net cash provided by operating activities decreased from $469,099 in 2022 to $438,994 in 2023 as a result of net timing differences in the collection of payments from the tenants and the payment of expenses and a decrease in interest income, which was partially offset by an increase in rental income and a decrease in Partnership administration expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2022, the Partnership generated cash flow from the sale of real estate of $2,200,747. During the same period, the Partnership expended $3,051,009 to invest in real properties. During the year ended December 31, 2023, the Partnership did not complete any property acquisitions or property sales.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

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

For the years ended December 31, 2023 and 2022, the Partnership declared distributions of $421,555 and $417,108, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $409,097 and $404,595 and the General Partners were allocated distributions of $12,458 and $12,513 for the years ended December 31, 2023 and 2022, respectively.

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

During 2023, the Partnership did not repurchase any Units from Limited Partners. During 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	18 – 21

Balance Sheets as of December 31, 2023 and 2022	22

Statements for the Years Ended December 31, 2023 and 2022:

Income	23

Cash Flows	24

Changes in Partners’ Capital	25

Notes to Financial Statements	26 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2023 and 2022, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Investments

Description of the Matter

As described in Note 2 to the financial statements, the Partnership tests investments in real estate for recoverability when events or changes in circumstances indicate that the carrying value may not be recoverable. Management determines whether impairment has occurred by comparing the property’s probability-weighted future undiscounted cash flows to its carrying value. The Partnership’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to future rental rates, occupancy levels, costs to obtain a tenant, holding expenses while vacant, and estimated sale proceeds. If the expected future cash flows are less than the carrying value of the property, the Partnership recognizes an impairment loss equal to the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined based on independent appraisals, selling prices of comparable properties, sale agreements under negotiation, and/or final selling prices.

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

How We Addressed the Matter in Our Audit

Our audit procedures related to the Partnership’s real estate recoverability analysis included the following, among others:

●
We obtained an understanding and evaluated the design of controls over management’s evaluation of recoverability of real estate property assets, including management’s process for determining the key inputs utilized in estimating the undiscounted future cash flows.

●
We evaluated the undiscounted cash flow analysis, including management’s estimates of tenant occupancy, future rental income and estimated sale proceeds, for each real estate asset with possible impairment indicators by evaluating the adequacy and reasonableness of the source information and assumptions used by management and testing the mathematical accuracy of the analysis.

●
We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the cash flow assumptions for the properties.

●
We evaluated the reasonableness of management’s estimate of fair value, including the significant inputs into the calculation.

/s/ Boulay PLLP

We have served as the Partnership’s auditor since 1996.
Minneapolis, Minnesota
March 21, 2024

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2023	2022
Current Assets:
Cash	$273,604	$256,165
Receivable	0	6,822
Total Current Assets	273,604	262,987

Real Estate Investments:
Land	1,914,315	1,923,065
Buildings	5,356,358	5,382,608
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,686,532	8,721,532
Accumulated Depreciation and Amortization	(2,056,836)	(1,691,249)
Real Estate Held for Investment, Net	6,629,696	7,030,283
Total Assets	$6,903,300	$7,293,270

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$67,322	$87,973
Unearned Revenue	15,184	14,743
Distributions Payable	103,813	103,813
Total Current Liabilities	186,319	206,529

Partners’ Capital:
General Partners	(5,504)	5,050
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of December 31, 2023 and 2022	6,722,485	7,081,691
Total Partners' Capital	6,716,981	7,086,741
Total Liabilities and Partners' Capital	$6,903,300	$7,293,270

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2023	2022

Rental Income	$547,015	$466,091

Expenses:
Partnership Administration – Affiliates	121,277	109,723
Partnership Administration and Property Management – Unrelated Parties	44,384	59,054
Depreciation and Amortization	300,200	231,195
Real Estate Impairment	35,000	0
Total Expenses	500,861	399,972

Operating Income	46,154	66,119

Other Income:
Gain on Sale of Real Estate	0	524,668
Interest Income	5,641	7,708
Total Other Income	5,641	532,376

Net Income	$51,795	$598,495

Net Income Allocated:
General Partners	$1,904	$26,932
Limited Partners	49,891	571,563
Total	$51,795	$598,495

Net Income per Limited Partnership Unit	$4.25	$48.32

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,828

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2023	2022

Cash Flows from Operating Activities:
Net Income	$51,795	$598,495

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	365,587	295,971
Gain on Sale of Real Estate	0	(524,668)
Real Estate Impairment	35,000	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(20,651)	71,189
Increase (Decrease) in Unearned Rent	441	14,743
(Increase) Decrease in Receivable	6,822	13,369
Total Adjustments	387,199	(129,396)
Net Cash Provided By (Used For) Operating Activities	438,994	469,099

Cash Flows from Investing Activities:
Investments in Real Estate	0	(3,051,009)
Proceeds from Sale of Real Estate	0	2,200,747
Net Cash Provided By (Used For) Investing Activities	0	(850,262)

Cash Flows from Financing Activities:
Distributions Paid to Partners	(421,555)	(418,964)
Repurchase of Partnership Units	0	(234,823)
Net Cash Provided By (Used For) Financing Activities	(421,555)	(653,787)

Net Increase (Decrease) in Cash	17,439	(1,034,950)

Cash, beginning of year	256,165	1,291,115

Cash, end of year	$273,604	$256,165

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2021	$(7,021)	$7,147,198	$7,140,177	12,063.23

Distributions Declared	(12,513)	(404,595)	(417,108)

Repurchase of Partnership Units	(2,348)	(232,475)	(234,823)	(313.86)

Net Income	26,932	571,563	598,495

Balance, December 31, 2022	5,050	7,081,691	7,086,741	11,749.37

Distributions Declared	(12,458)	(409,097)	(421,555)

Net Income	1,904	49,891	51,795

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(1)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo Patricia Johnson and Patricia Johnson own a majority interest. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2020, and with few exceptions, is no longer subject to state tax examinations for tax years before 2020.

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
DECEMBER 31, 2023 AND 2022

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
DECEMBER 31, 2023 AND 2022

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2023 and 2022.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

As of December 31, 2023 and 2022, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2023.

The St. Vincent Medical Clinic in Lonoke, Arkansas with a carrying amount before impairment of $689,652 at December 31, 2023, was written down to its estimated fair value of $654,652 after completing the long-lived asset valuation analysis. The resulting impairment charge of $35,000 was included in earnings for the fourth quarter of 2023. The fair value of the property was based upon a non-binding exploratory offer, which is considered a Level 3 input in the valuation hierarchy.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2023 and 2022.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(2)  Summary of Significant Accounting Policies – (Continued)

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

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2023	2022

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$121,277	$109,723

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$44,384	$59,054

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$51,009

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$10,308

The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2023 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$481,440
DaVita, Hempstead, TX	629,728	2,069,828	2,699,556	103,491
St. Vincent Medical Clinic, Lonoke, AR	161,250	872,273	1,033,523	378,871
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	233,427
	$1,914,315	$5,356,358	$7,270,673	$1,197,229

For the years ended December 31, 2023 and 2022, the Partnership recognized depreciation expense of $215,304 and $169,896, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2023		2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 51 and 62 months, respectively)	$738,140	$344,362	$738,140	$259,466

Above-Market Lease Intangibles (weighted average life of 23 and 34 months, respectively)	677,719	515,245	677,719	449,858
Acquired Intangible Lease Assets	$1,415,859	$859,607	$1,415,859	$709,324

For the years ended December 31, 2023 and 2022, the value of in-place lease intangibles amortized to expense was $84,896 and $61,298 and the decrease to rental income for above-market leases was $65,387 and $64,776, respectively.

For lease intangibles not held for sale at December 31, 2023, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2024	$70,506	$30,875
2025	70,506	30,875
2026	70,506	30,875
2027	70,506	30,875
2028	58,777	23,927
	$340,801	$147,427

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

For properties owned as of December 31, 2023, the minimum future rent payments required by the leases are as follows:
2024	$471,000
2025	431,745
2026	419,962
2027	426,548
2028	354,161
Thereafter	300,645
$2,404,061

There were no contingent rents recognized in 2023 and 2022.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2023	2022

Bollinger Dialysis, LLC	$172,178	$47,093
St. Vincent Health System	112,917	131,197
Talecris Plasma Resources, Inc.	180,059	174,208
Advance Stores Company	81,861	81,861
Aggregate rental income of major tenants	$547,015	$434,359
Aggregate rental income of major tenants as a percentage of total rental income	100%	93%

(6)  Partners’ Capital –

For the years ended December 31, 2023 and 2022, the Partnership declared distributions of $421,555 and $417,108, respectively. The Limited Partners were allocated distributions of $409,097 and $404,595 and the General Partners were allocated distributions of $12,458 and $12,513 for the years ended December 31, 2023 and 2022, respectively. The Limited Partners' distributions represented $34.82 and $34.21 per Limited Partnership Unit outstanding using 11,749 and 11,828 weighted average Units in 2023 and 2022, respectively. The distributions represented $34.82 and $34.21 per Unit of Net Income and $0 and $0 per Unit of return of capital in 2023 and 2022, respectively.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

(6)  Partners’ Capital – (Continued)

During 2023, the Partnership did not repurchase any Units from Limited Partners. During 2022, the Partnership repurchased a total of 313.86 Units for $232,475 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increased the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $2,348 in 2022.

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2023	2022

Net Income for Financial Reporting Purposes	$51,795	$598,495

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	172,134	128,836

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	1,550	14,743

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	0	(384,809)

Impairment loss of Real Estate for Tax Purposes Under Loss for Financial Reporting Purposes	35,000	0
Taxable Income to Partners	$260,479	$357,265

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2023	2022

Partners' Capital for Financial Reporting Purposes	$6,716,980	$7,086,741

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	1,059,171	850,487

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$10,194,877	$10,355,954

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo of Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM, and Kevin Steele, Chief Operating Officer of AFM, and is accountable for his actions to both. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard and Mr. Steele any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision makers in all instances is Ms. Nygard and Mr. Steele, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, and Mr. Steele, as Chief Operating Officer of AFM, resolve conflicts to the best of their ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

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

Marni J. Nygard, Esq., age 49, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 60, is Chief Operations Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 49, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2023. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2023 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2024:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2023 and 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2023, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2023.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2023

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$3,997,816

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$715,236

General Partners	3% of Net Cash Flow in any fiscal year.	$602,463

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$53,702

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31, 2023 and 2022:

Fee Category	2023	2022

Audit Fees	$21,125	$20,087
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$21,125	$20,087

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 21, 2024	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 21, 2024
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 21, 2024
Keith E. Petersen	(Principal Accounting Officer)