Form 10-Q
period 2024-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2024-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2024

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

As of May 15, 2024 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2024 and December 31, 2023	3

	Statements for the Periods ended March 31, 2024 and 2023:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7– 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$192,933	$273,604

Real Estate Investments:
Land	1,914,315	1,914,315
Buildings	5,356,358	5,356,358
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,686,532	8,686,532
Accumulated Depreciation and Amortization	(2,135,745)	(2,056,836)
Real Estate Held for Investment, Net	6,550,787	6,629,696
Total Assets	$6,743,720	$6,903,300

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$24,130	$67,322
Distributions Payable	69,220	103,813
Unearned Rent	15,184	15,184
Total Current Liabilities	108,534	186,319

Partners’ Capital:
General Partners	(7,958)	(5,504)
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 3/31/2024 and 12/31/2023	6,643,144	6,722,485
Total Partners' Capital	6,635,186	6,716,981
Total Liabilities and Partners' Capital	$6,743,720	$6,903,300

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2024	2023

Rental Income	$109,519	$141,902

Expenses:
Partnership Administration – Affiliates	33,527	30,067
Partnership Administration and Property Management – Unrelated Parties	18,746	19,294
Depreciation and Amortization	71,189	75,768
Total Expenses	123,462	125,129

Operating Income (Loss)	(13,943)	16,773

Other Income:
Interest Income	1,368	1,031

Net Income (Loss)	$(12,575)	$17,804

Net Income (Loss) Allocated:
General Partners	$(377)	$534
Limited Partners	(12,198)	17,270
Total	$(12,575)	$17,804

Net Income (Loss) per Limited Partnership Unit	$(1.04)	$1.47

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(12,575)	$17,804

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	78,909	93,841
(Increase) Decrease in Receivables	0	6,822
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(43,192)	(49,558)
Increase (Decrease) in Unearned Rent	0	22,006
Total Adjustments	35,717	73,111
Net Cash Provided By (Used For) Operating Activities	23,142	90,915

Cash Flows from Financing Activities:
Distributions Paid to Partners	(103,813)	(103,813)

Net Decrease in Cash	(80,671)	(12,898)

Cash, beginning of period	273,604	256,165

Cash, end of period	$192,933	$243,267

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)

Net Income	534	17,270	17,804

Balance, March 31, 2023	$2,470	$6,998,262	$7,000,732	11,749.37

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(377)	(12,198)	(12,575)

Balance, March 31, 2024	$(7,958)	$6,643,144	$6,635,186	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2024
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

(5)  Partners’ Capital –

For the three months ended March 31, 2024 and 2023, the Partnership declared distributions of $69,220 and $103,813, respectively. The Limited Partners were allocated distributions of $67,143 and $100,699 and the General Partners were allocated distributions of $2,077 and $3,114 for the periods ended March 31, 2024 and 2023, respectively. The Limited Partners’ declared distributions represented $5.71 and $8.57 per Limited Partnership Unit outstanding using and 11,749 weighted average Units in 2024 and 2023, respectively. The declared distributions represented $0 and $1.47 per Unit of Net Income and $5.71 and $7.10 per Unit of return of capital in 2024 and 2023, respectively.

(6)  Fair Value Measurements –

As of March 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

At December 31, 2023, the Partnership had one property measured on a nonrecurring basis that was recorded at fair value during 2023. The fair value of the St. Vincent Medical Clinic in Lonoke, Arkansas was based upon a non-binding exploratory offer, which is considered a Level 3 input in the valuation hierarchy. A Level 3 input is unobservable and corroborated by little or no market data.

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

Application of Critical Accounting Policies

The Partnership’s financial statements have been prepared in accordance with US GAAP. Preparing the financial statements requires management to use judgment in the application of these accounting policies, including making estimates and assumptions. These judgments will affect the reported amounts of the Partnership’s assets and liabilities and the disclosure of contingent assets and liabilities as of the dates of the financial statements and will affect the reported amounts of revenue and expenses during the reporting periods. It is possible that the carrying amount of the Partnership’s assets and liabilities, or the results of reported operations, would be affected if management’s estimates or assumptions prove inaccurate.

Management of the Partnership evaluates the following accounting estimates on an ongoing basis, and has discussed the development and selection of these estimates and the management discussion and analysis disclosures regarding them with the Managing General Partner of the Partnership.

Allocation of Purchase Price of Acquired Properties

Upon acquisition of real properties, the Partnership records them in the financial statements at cost. The purchase price is allocated to tangible assets, consisting of land and building, and to identified intangible assets and liabilities, which may include the value of above market and below market in-place leases. The allocation of the purchase price is based upon the relative fair value of each component of the property. Although independent appraisals may be used to assist in the determination of fair value, in many cases these values will be based upon management’s assessment of each property, the selling prices of comparable properties and the discounted value of cash flows from the asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Results of Operations

For the three months ended March 31, 2024 and 2023, the Partnership recognized rental income of $109,519 and $141,902, respectively. In 2024, rental income decreased due to one property that was vacated in 2023, which was partially offset by one property with a rent increase. Based on the scheduled rent for the properties owned as of March 31, 2024, the Partnership expects to recognize rental income of approximately $440,000 in 2024.

For the three months ended March 31, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $33,527 and $30,067, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,746 and $19,294, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the three months ended March 31, 2024 and 2023, the Partnership recognized interest income of $1,368 and $1,031, respectively. In 2024, interest income increased due to higher money market interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2024 and 2023, the Partnership's cash balance decreased by $80,671 and $12,898, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.
Net cash provided by operating activities decreased from $90,915 in 2023 to $23,142 in 2024 as a result of timing differences in the collection of payments from the tenants and payments of expenses and a decrease in rental income, which was partially offset by a decrease in Partnership administration and property management expenses from unrelated parties in 2024.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2024 and 2023, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2024 and 2023, the Partnership declared distributions of $69,220 and $103,813, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $67,143 and $100,699 and the General Partners were allocated declared distributions of $2,077 and $3,114 for the periods ended March 31, 2024 and 2023, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 14, 2024	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)