Form 10-Q
period 2024-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2024-08-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2024

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

As of July 31, 2024 there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2024 and December 31, 2023	3

	Statements for the Periods ended June 30, 2024 and 2023:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$200,093	$273,604

Real Estate Investments:
Land	1,914,315	1,914,315
Buildings	5,356,358	5,356,358
Acquired Intangible Lease Assets	1,415,859	1,415,859
Real Estate Held for Investment, at Cost	8,686,532	8,686,532
Accumulated Depreciation and Amortization	(2,214,654)	(2,056,836)
Real Estate Held for Investment, Net	6,471,878	6,629,696
Total Assets	$6,671,971	$6,903,300

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$37,181	$67,322
Distributions Payable	69,220	103,813
Unearned Rent	22,006	15,184
Total Current Liabilities	128,407	186,319

Partners’ Capital:
General Partners	(10,008)	(5,504)
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 6/30/2024 and 12/31/2023	6,553,572	6,722,485
Total Partners' Capital	6,543,564	6,716,981
Total Liabilities and Partners' Capital	$6,671,971	$6,903,300

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Rental Income	$109,520	$141,899	$219,039	$283,801

Expenses:
Partnership Administration – Affiliates	31,277	29,939	64,804	60,006
Partnership Administration and Property Management – Unrelated Parties	30,797	2,030	49,543	21,324
Depreciation and Amortization	71,192	75,777	142,381	151,545
Total Expenses	133,266	107,746	256,728	232,875

Operating Income (Loss)	(23,746)	34,153	(37,689)	50,926

Other Income:
Interest Income	1,344	1,289	2,712	2,320

Net Income (Loss)	$(22,402)	$35,442	$(34,977)	$53,246

Net Income (Loss) Allocated:
General Partners	$27	$1,063	$(350)	$1,597
Limited Partners	(22,429)	34,379	(34,627)	51,649
Total	$(22,402)	$35,442	$(34,977)	$53,246

Net Income (Loss) per Limited Partnership Unit	$(1.91)	$2.93	$(2.95)	$4.40

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749	11,749	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(34,977)	$53,246

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	157,818	187,691
(Increase) Decrease in Receivables	0	6,822
Decrease in Payable to AEI Fund Management, Inc.	(30,141)	(62,102)
Increase in Unearned Rent	6,822	22,006
Total Adjustments	134,499	154,417
Net Cash Provided By Operating Activities	99,522	207,663

Cash Flows from Financing Activities:
Distributions Paid to Partners	(173,033)	(207,626)

Net Increase (Decrease) in Cash	(73,511)	37

Cash, beginning of period	273,604	256,165

Cash, end of period	$200,093	$256,202

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)

Net Income	534	17,270	17,804

Balance, March 31, 2023	$2,470	$6,998,262	$7,000,732	11,749.37

Distributions Declared	(3,114)	(107,001)	(110,115)

Net Income	1,063	34,379	35,442

Balance, June 30, 2023	$419	$6,925,640	$6,926,059	11,749.37

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(377)	(12,198)	(12,575)

Balance, March 31, 2024	$(7,958)	$6,643,144	$6,635,186	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Income (Loss)	27	(22,429)	(22,402)

Balance, June 30, 2024	$(10,008)	$6,553,572	$6,543,564	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2024
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

(5)  Partners’ Capital –

For the six months ended June 30, 2024 and 2023, the Partnership declared distributions of $138,440 and $213,928, respectively. The Limited Partners were allocated distributions of $134,286 and $207,700 and the General Partners were allocated distributions of $4,154 and $6,228 for the periods ended June 30, 2024 and 2023, respectively. The Limited Partners' declared distributions represented $11.43 and $17.68 per Limited Partnership Unit outstanding using 11,749 weighted average Units in 2024 and 2023, respectively. The declared distributions represented $0 and $4.40 per Unit of Net Income and $11.43 and $13.28 per Unit of return of capital in 2024 and 2023, respectively.

During the six months ended June 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

(6)  Fair Value Measurements –

As of June 30, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the six months ended June 30, 2024 and 2023, the Partnership recognized rental income of $219,039 and $283,801, respectively. In 2024, rental income decreased due to one property that was vacated in 2023, which was partially offset by one property with a rent increase. Based on the scheduled rent for the properties owned as of July 31, 2024, the Partnership expects to recognize rental income of approximately $440,000 in 2024.

For the six months ended June 30, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $64,804 and $60,006, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $49,543 and $21,324, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

For the six months ended June 30, 2024 and 2023, the Partnership recognized interest income of $2,712 and $2,320, respectively. In 2024, interest income increased due to higher money market interest rates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the six months ended June 30, 2024, the Partnership's cash balance decreased $73,511 as a result of distributions paid to Partners in excess of cash generated from operating activities. During the six months ended June 30, 2023, the Partnership's cash balance increased $37 as a result of cash generated from operating activities in excess of distributions paid to Partners.
Net cash provided by operating activities decreased from $207,663 in 2023 to $99,522 in 2024 as a result of timing differences in the collection of payments from the tenants, a decrease in rental income and an increase in Partnership administration expenses in 2024, which was partially offset by the timing of payment of expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2024 and 2023, the Partnership did not complete any property acquisitions or property sales.

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

For the six months ended June 30, 2024 and 2023, the Partnership declared distributions of $138,440 and $213,928, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $134,286 and $207,700 and the General Partners were allocated declared distributions of $4,154 and $6,228 for the periods ended June 30, 2024 and 2023, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the six months ended June 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: August 12, 2024	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)