Form 10-Q
period 2024-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2024-11-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2024

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

As of October 31, 2024, there were 11,749.37 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Statements for the Periods ended September 30, 2024 and 2023:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Current Assets:
Cash	$213,688	$273,604

Real Estate Investments:
Land	1,753,065	1,914,315
Buildings	4,484,085	5,356,358
Acquired Intangible Lease Assets	804,382	1,415,859
Real Estate Held for Investment, at Cost	7,041,532	8,686,532
Accumulated Depreciation and Amortization	(1,277,046)	(2,056,836)
Real Estate Held for Investment, Net	5,764,486	6,629,696
Real Estate Held for Sale	628,484	0
Total Real Estate Investments	6,392,970	6,629,696
Total Assets	$6,606,658	$6,903,300

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$27,048	$67,322
Distributions Payable	69,220	103,813
Unearned Rent	32,770	15,184
Total Current Liabilities	129,038	186,319

Partners’ Capital (Deficit):
General Partners	(12,052)	(5,504)
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 9/30/2024 and 12/31/2023	6,489,672	6,722,485
Total Partners' Capital	6,477,620	6,716,981
Total Liabilities and Partners' Capital	$6,606,658	$6,903,300

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Rental Income	$110,031	$142,398	$329,070	$426,199

Expenses:
Partnership Administration – Affiliates	26,878	29,658	91,682	89,664
Partnership Administration and Property Management – Unrelated Parties	9,983	7,965	59,526	29,289
Depreciation and Amortization	71,189	75,773	213,570	227,318
Total Expenses	108,050	113,396	364,778	346,271

Operating Income (Loss)	1,981	29,002	(35,708)	79,928

Other Income:
Interest Income	1,295	1,593	4,007	3,913

Net Income (Loss)	$3,276	$30,595	$(31,701)	$83,841

Net Income (Loss) Allocated:
General Partners	$33	$918	$(317)	$2,515
Limited Partners	3,243	29,677	(31,384)	81,326
Total	$3,276	$30,595	$(31,701)	$83,841

Net Income (Loss) per Limited Partnership Unit	$0.28	$2.53	$(2.67)	$6.92

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749	11,749	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$(31,701)	$83,841

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	236,726	281,539
(Increase) Decrease in Receivables	0	6,822
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(40,274)	(63,970)
Increase (Decrease) in Unearned Rent	17,586	22,006
Total Adjustments	214,038	246,397
Net Cash Provided By Operating Activities	182,337	330,238

Cash Flows from Financing Activities:
Distributions Paid to Partners	(242,253)	(317,741)

Net Increase (Decrease) in Cash	(59,916)	12,497

Cash, beginning of period	273,604	256,165

Cash, end of period	$213,688	$268,662

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	534	17,270	17,804

Balance, March 31, 2023	2,470	6,998,262	7,000,732	11,749.37

Distributions Declared	(3,114)	(107,001)	(110,115)
Net Income	1,063	34,379	35,442

Balance, June 30, 2023	419	6,925,640	6,926,059	11,749.37

Distributions Declared	(3,114)	(100,699)	(103,813)
Net Income	918	29,677	30,595

Balance, September 30, 2023	$(1,777)	$6,854,618	$6,852,841	11,749.37

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Income (Loss)	(377)	(12,198)	(12,575)

Balance, March 31, 2024	(7,958)	6,643,144	6,635,186	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Income (Loss)	27	(22,429)	(22,402)

Balance, June 30, 2024	(10,008)	6,553,572	6,543,564	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Income	33	3,243	3,276

Balance, September 30, 2024	$(12,052)	$6,489,672	$6,477,620	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

(4)  Real Estate Investments –

Subsequent to September 30, 2024, in October 2024 the Partnership entered into an agreement to sell its 100% interest in the St. Vincent Medical Clinic in Lonoke, Arkansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $679,000, which will result in a net gain on the sale of the property of approximately $50,000. The property is classified as real estate held for sale on the balance sheet as of September 30, 2024.

(5)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2024 and 2023, the Partnership declared distributions of $207,660 and $317,741, respectively. The Limited Partners were allocated declared distributions of $201,429 and $308,399 and the General Partners were allocated declared distributions of $6,231 and $9,342 for the periods ended September 30, 2024 and 2023, respectively. The Limited Partners' declared distributions represented $17.14 and $26.25 per Limited Partnership Unit outstanding using 11,749 weighted average Units in 2024 and 2023, respectively. The declared distributions represented $0 and $26.25 per Unit of Net Income and $17.14 and $0 Unit of return of capital in 2024 and 2023, respectively.

During the nine months ended September 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of September 30, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

At December 31, 2023, the Partnership had one property measured at fair value on a nonrecurring basis during 2023. The fair value of the St. Vincent Medical Clinic in Lonoke, Arkansas was based upon a non-binding exploratory offer, which is considered a Level 3 input in the valuation hierarchy. A Level 3 input is unobservable and corroborated by little or no market data.

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

Results of Operations

For the nine months ended September 30, 2024 and 2023, the Partnership recognized rental income of $329,070 and $426,199, respectively. In 2024, rental income decreased due to one property that was vacated in 2023, which was partially offset by one property with a rent increase. Based on the scheduled rent for the properties owned as of October 31, 2024, the Partnership expects to recognize rental income of approximately $440,000 in 2024.

For the nine months ended September 30, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $91,682 and $89,664, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,526 and $29,289, respectively. In 2024, expenses increased due to one property vacating in October of 2023. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.

Subsequent to September 30, 2024, in October 2024 the Partnership entered into an agreement to sell its 100% interest in the St. Vincent Medical Clinic in Lonoke, Arkansas to an unrelated third party. The sale is subject to contingencies and may not be completed. If the sale is completed, the Partnership expects to receive net sale proceeds of approximately $679,000, which will result in a net gain on the sale of the property of approximately $50,000. The property is classified as real estate held for sale on the balance sheet as of September 30, 2024.

For the nine months ended September 30, 2024 and 2023, the Partnership recognized interest income of $4,007 and $3,913, respectively.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2024, the Partnership's cash balances decreased $59,916 as a result of distributions paid to Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2023, the Partnership's cash balances increased $12,497 as a result of cash generated from operating activities in excess of distributions paid to Partners.

Net cash provided by operating activities decreased from $330,238 in 2023 to $182,337 in 2024 as a result of timing differences in the collection of payments from the tenants, a decrease in rental income and an increase in Partnership administration expenses in 2024, which was partially offset by the timing of payment of expenses.

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

For the nine months ended September 30, 2024 and 2023, the Partnership declared distributions of $207,660 and $317,741, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $201,429 and $308,399 and the General Partners were allocated declared distributions of $6,231 and $9,342 for the periods ended September 30, 2024 and 2023, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the nine months ended September 30, 2024 and 2023, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: November 12, 2024	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)