Form 10-K
period 2024-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2025-03-28
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2024

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
☐ Yes    ☒ No

As of June 30, 2024, there were 11,749.372 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $11,749,372.

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

Property Activity During the Last Three Years

As of December 31, 2021, the Partnership owned interests in five properties with a total cost of $8,593,064. During the year ended December 31, 2022, the Partnership sold two property interests and received net sale proceeds of $2,200,747, which resulted in a net gain of $524,668. During 2022, the Partnership expended $3,051,009 to purchase one additional property interest as it reinvested cash generated from property sales. During 2024, the Partnership sold one property interest and received net sale proceeds of $661,301, which resulted in a net gain of $32,817. During the year ended December 31, 2024, the Partnership owned interests in three properties with a total cost of $7,041,532.

Major Tenants

During 2024, three tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 100% of total rental income in 2024. It is anticipated that, based on the minimum rental payments required under the leases, all of these major tenants will continue to contribute more than ten percent of rental income in 2025. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (the “Management Company”), an affiliate of AFM. The Management Company made reductions to the employee headcount in 2024, which in turn resulted in expense reductions in compensation plans and employee benefit plans.

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

ITEM 1C. CYBERSECURITY.

In the past three years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2024.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Advance Auto Parts Store Indianapolis, IN (65%)	12/21/06	$1,244,173	Advance Stores Company, Inc.	$81,861	$17.99

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350	Talecris Plasma Resources, Inc.	$211,028	$41.87

DaVita Dialysis Hempstead, TX	9/22/22	$3,051,009	Bollinger Dialysis, LLC	$182,209	$26.56

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

At the time the properties were acquired, the remaining primary lease terms varied from 7.75 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one 10-year renewal option. The lease for the Advance Auto Parts store in Indianapolis, Indiana was extended on August 2, 2024 to have an end date of April 30, 2035.

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

At December 31, 2024, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2024, there were 562 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $8,307 and $12,458 were declared to the General Partners and $268,572 and $409,097 were declared to the Limited Partners for 2024 and 2023, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined in the Partnership Agreement, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the last three months of 2024, the Partnership did not purchase any Units.

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

At December 31, 2024, the estimated value of the Partnership's Units was $615 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2024. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2024 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31:

	December 31, 2024	December 31, 2023
Properties	$6,537,000	$7,610,000
Cash	214,000	269,000
Current liabilities, net of sale proceeds	556,000	(165,000)
Value attributable to the interest of the General Partners	(73,000)	(77,000)
Value attributable to the interest of the Limited Partners	$7,234,000	$7,637,000
Limited Partnership Units outstanding	11,749	11,749

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Allocation of Expenses

The Management Company allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund’s affairs. They also allocate expenses at the end of each month that are not directly related to a fund’s operations based upon the number of investors in the fund and the fund’s capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

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

Results of Operations

For the years ended December 31, 2024 and 2023, the Partnership recognized rental income of $440,126 and $547,015, respectively. In 2024, rental income decreased due to a vacancy on one property beginning in November 2023, which was subsequently sold in December 2024. This was partially offset by rent increases on one property.  Based on the scheduled rent for the properties owned as of February 28, 2025, the Partnership expects to recognize rental income of approximately $446,000 in 2025.

For the years ended December 31, 2024 and 2023, the Partnership incurred Partnership administration expenses from affiliated parties of $116,430 and $121,277, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $69,899 and $44,384, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. In 2024, these expenses increased due to one property being vacant.

For the years ended December 31, 2024 and 2023, the Partnership recognized interest income of $5,944 and $5,641, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2024, the Partnership's cash balance increased $641,242 as a result of the sale of one property in December 2024, offset by distributions in excess of cash generated by operating activities. During the year ended December 31, 2023, the Partnership's cash balance increased $17,439 as a result of cash generated from operating activities in excess of distributions paid to the Partners.

Net cash provided by operating activities decreased from $438,994 in 2023 to $291,413 in 2024 as a result of a decrease in rental income, net timing differences in the collection of payments from the tenants and payment of expenses which was partially offset by an increase in interest income and a decrease in Partnership administration expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2023, the Partnership did not complete any property acquisitions or property sales. During the year ended December 31, 2024, the Partnership generated cash flow from the sale of real estate of $661,301.

In December 2024, the Partnership entered into an agreement to sell its 100% interest in the St. Vincent Clinic in Lonoke, Arkansas to an unrelated third party. On December 17, 2024, the sale closed with the Partnership receiving net proceeds of $661,301, which resulted in a net gain of $32,817. At the time of sale, the cost basis of the property and related accumulated depreciation was $1,645,000 and $1,016,516, respectively.

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

For the years ended December 31, 2024 and 2023, the Partnership declared distributions of $276,879 and $421,555, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $268,572 and $409,097 and the General Partners were allocated distributions of $8,307 and $12,458 for the years ended December 31, 2024 and 2023, respectively.

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

During 2024 and 2023, the Partnership did not repurchase any Units from Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	18 – 19

Balance Sheets as of December 31, 2024 and 2023	20

Statements for the Years Ended December 31, 2024 and 2023:

Income	21

Cash Flows	22

Changes in Partners’ Capital	23

Notes to Financial Statements	24 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2024 and 2023, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 28, 2025

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2024	2023
Current Assets:
Cash	$914,846	$273,604

Real Estate Investments:
Land	1,753,065	1,914,315
Buildings	4,484,085	5,356,358
Acquired Intangible Lease Assets	804,382	1,415,859
Real Estate Held for Investment, at Cost	7,041,532	8,686,532
Accumulated Depreciation and Amortization	(1,347,233)	(2,056,836)
Real Estate Held for Investment, Net	5,694,299	6,629,696
Total Assets	$6,609,145	$6,903,300

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$32,946	$67,322
Unearned Revenue	50,356	15,184
Distributions Payable	69,220	103,813
Total Current Liabilities	152,522	186,319

Partners’ Capital (Deficit):
General Partners	(13,646)	(5,504)
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of December 31, 2024 and 2023	6,470,269	6,722,485
Total Partners' Capital	6,456,623	6,716,981
Total Liabilities and Partners' Capital	$6,609,145	$6,903,300

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2024	2023

Rental Income	$440,126	$547,015

Expenses:
Partnership Administration – Affiliates	116,430	121,277
Partnership Administration and Property Management – Unrelated Parties	69,899	44,384
Depreciation and Amortization	276,037	300,200
Real Estate Impairment	0	35,000
Total Expenses	462,366	500,861

Operating Income (Loss)	(22,240)	46,154

Other Income:
Gain on Sale of Real Estate	32,817	0
Interest Income	5,944	5,641
Total Other Income	38,761	5,641

Net Income	$16,521	$51,795

Net Income Allocated:
General Partners	$165	$1,904
Limited Partners	16,356	49,891
Total	$16,521	$51,795

Net Income per Limited Partnership Unit	$1.39	$4.25

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2024	2023

Cash Flows from Operating Activities:
Net Income	$16,521	$51,795

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	306,913	365,587
Gain on Sale of Real Estate	(32,817)	0
Real Estate Impairment	0	35,000
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(34,376)	(20,651)
Increase (Decrease) in Unearned Rent	35,172	441
(Increase) Decrease in Receivable	0	6,822
Total Adjustments	274,892	387,199
Net Cash Provided By (Used For) Operating Activities	291,413	438,994

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	661,301	0
Net Cash Provided By (Used For) Investing Activities	661,301	0

Cash Flows from Financing Activities:
Distributions Paid to Partners	(311,472)	(421,555)
Net Cash Provided By (Used For) Financing Activities	(311,472)	(421,555)

Net Increase (Decrease) in Cash	641,242	17,439

Cash, beginning of year	273,604	256,165

Cash, end of year	$914,846	$273,604

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2022	$5,050	$7,081,691	$7,086,741	11,749.37

Distributions Declared	(12,458)	(409,097)	(421,555)

Net Income	1,904	49,891	51,795

Balance, December 31, 2023	(5,504)	6,722,485	6,716,981	11,749.37

Distributions Declared	(8,307)	(268,572)	(276,879)

Net Income	165	16,356	16,521

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

During operations, any Net Cash Flow, as defined in the Partnership Agreement, which the General Partners determine to distribute will be distributed 97% to the Limited Partners and 3% to the General Partners. Distributions to Limited Partners will be made pro rata by Units.

Any Net Proceeds of Sale, as defined in the Partnership Agreement, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 9% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) any remaining balance will be distributed 90% to the Limited Partners and 10% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

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
DECEMBER 31, 2024 AND 2023

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with United States Generally Accepted Accounting Principles (US GAAP). Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates, and the difference could be material. Significant items, subject to such estimates and assumptions, include the carrying value of real estate held for investment, real estate held for sale, the allocation of overhead expenses, and the allocation of purchase price of real estate assets and intangible assets.

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

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Partnership performs ongoing credit evaluations of its tenants’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off. The opening balance of rent receivables was approximately $6,800 as of January 1, 2023.

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the Partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2021, and with few exceptions, is no longer subject to state tax examinations for tax years before 2021.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For deferred rents, the Partnership recognizes the deferred rent related to the month it applies and records a rental receivable. For unearned rent, the Company records a current liability for any amounts received but not yet earned. The opening balance of unearned rent was approximately $14,700 as of January 1, 2023. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

The fair values of above market and below market in-place leases will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases measured over a period equal to the non-cancelable term of the lease including any bargain renewal periods. The above market and below market lease values will be capitalized as intangible lease assets or liabilities. Above market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases. Below market lease values will be amortized on a straight-line basis as an adjustment of rental income over the remaining term of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

For financial reporting purposes, the buildings owned by the Partnership are depreciated using the straight-line method over an estimated useful life of 25 years. Intangible lease assets are amortized using the straight-line method for financial reporting purposes over the remaining life of the lease.

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2024 and 2023.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(2)  Summary of Significant Accounting Policies – (Continued)

As of December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis. The Partnership had the following nonfinancial assets measured on a nonrecurring basis that were recorded at fair value during 2023.

The St. Vincent Medical Clinic in Lonoke, Arkansas with a carrying amount before impairment of $689,652 at December 31, 2023, was written down to its estimated fair value of $654,652 after completing the long-lived asset valuation analysis at December 31, 2023. The resulting impairment charge of $35,000 was included in earnings for the year ended December 31, 2023. The fair value of the property was based upon a non-binding exploratory offer, which is considered a Level 3 input in the valuation hierarchy. The St. Vincent Clinic in Lonoke, Arkansas was sold and the sale closed on December 17, 2024.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2024 and 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments. The Partnership has a single reportable segment based on the nature of its services and regulatory environment under which it operates. The nature of business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Partnership’s Chief Operating Decision Maker is the General Partners. The Partnership adopted the standard as of January 1, 2024. The adoption did not have a material impact on the Partnership’s financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following properties as tenants-in-common with the affiliated entities listed:  Advance Auto Parts store in Indianapolis, Indiana (65% – AEI Income & Growth Fund 25 LLC) and Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund 25 LLC).

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2024	2023

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$116,430	$121,277

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$69,899	$44,384

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$6,262	$0

The payable to AEI represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments –

The Partnership leases its properties to tenants under net leases, classified as operating leases. Under a net lease, the tenant is responsible for real estate taxes, insurance, maintenance, repairs and operating expenses for the property. For some leases, the Partnership is responsible for repairs to the structural components of the building, the roof, and the parking lot. At the time the properties were acquired, the remaining primary lease terms varied from 7.75 to 20 years. The leases provide the tenants with two to five five-year renewal options subject to the same terms and conditions as the primary term, except for the Talecris Plasma Facility in Dallas, Texas which has one ten-year renewal option. The lease for the Advance Auto Parts store in Indianapolis, Indiana was extended on August 2, 2024 to have an end date of April 30, 2035.

The Partnership's properties are commercial, single-tenant buildings. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005 and acquired in 2006. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The DaVita facility in Hempstead, Texas was constructed in 2015 and acquired in 2022. The St. Vincent Medical Clinic in Lonoke, Arkansas was constructed in 2010, acquired in 2013, and sold in December 2024. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2024 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

Advance Auto Parts, Indianapolis, IN	$537,914	$706,259	$1,244,173	$509,691
DaVita, Hempstead, TX	629,728	2,069,828	2,699,556	186,284
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	301,747
	$1,753,065	$4,484,085	$6,237,150	$997,722

For the years ended December 31, 2024 and 2023, the Partnership recognized depreciation expense of $205,532 and $215,304, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2024		2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 55 and 51 months, respectively)	$558,153	$234,881	$738,140	$344,362

Above-Market Lease Intangibles (weighted average life of 51 and 23 months, respectively)	246,229	114,631	677,719	515,245
Acquired Intangible Lease Assets	$804,382	$349,512	$1,415,859	$859,607

For the years ended December 31, 2024 and 2023, the value of in-place lease intangibles amortized to expense was $70,506 and $84,896 and the decrease to rental income for above-market leases was $30,875 and $65,387, respectively.

For lease intangibles not held for sale at December 31, 2024, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2025	$70,506	$30,875
2026	70,506	30,875
2027	70,506	30,875
2028	58,777	23,927
2029	35,318	10,031
	$305,613	$126,583

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(4)  Real Estate Investments – (Continued)

In October 2024, the Partnership entered into an agreement to sell its 100% interest in the St. Vincent Clinic in Lonoke, Arkansas to an unrelated third party. On December 17, 2024, the sale closed with the Partnership receiving net proceeds of $661,301, which resulted in a net gain of $32,817. At the time of sale, the cost and related accumulated depreciation was $1,645,000 and $1,016,516, respectively.

For properties owned as of December 31, 2024, the minimum future rent payments required by the leases are as follows:
2025	$477,245
2026	488,212
2027	494,798
2028	422,411
2029	268,680
Thereafter	486,965
$2,638,311

There were no contingent rents recognized in 2024 and 2023.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2024	2023

Bollinger Dialysis, LLC	$172,178	$172,178
St. Vincent Health System	0	112,917
Talecris Plasma Resources, Inc.	186,087	180,059
Advance Stores Company	81,861	81,861
Aggregate rental income of major tenants	$440,126	$547,015
Aggregate rental income of major tenants as a percentage of total rental income	100%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2024 and 2023, the Partnership declared distributions of $276,879 and $421,555, respectively. The Limited Partners were allocated distributions of $268,572 and $409,097 and the General Partners were allocated distributions of $8,307 and $12,458 for the years ended December 31, 2024 and 2023, respectively. The Limited Partners' distributions represented $22.86 and $34.82 per Limited Partnership Unit outstanding using 11,749 weighted average Units in 2024 and 2023. The distributions represented $22.86 and $34.82 per Unit of Net Income and $0 and $0 per Unit of return of capital in 2024 and 2023, respectively.

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

During 2024 and 2023, the Partnership did not repurchase any Units from Limited Partners.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2024	2023

Net Income for Financial Reporting Purposes	$16,521	$51,795

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	121,412	172,134

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	16,477	1,550

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(595,672)	0

Impairment loss of Real Estate for Tax Purposes Under Loss for Financial Reporting Purposes	0	35,000
Taxable Income to Partners	$(441,262)	$260,479

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2024	2023

Partners' Capital for Financial Reporting Purposes	$6,456,623	$6,716,980

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	601,388	1,059,171

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$9,476,737	$10,194,877

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Robert P. Johnson, deceased, was the previous Chief Executive Officer and sole director and had held these positions since the formation of AFM in August 1994, and had been elected to continue in these positions until December 2021. He was President of AFM from August 1994 to July 2019. From 1970 to his date of death, May 22, 2021, he had been employed exclusively in the investment industry, specializing in limited partnership investments. In that capacity, he was involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson was the president, a director and a registered principal of AEI Securities, Inc., which is registered with the SEC as a securities broker-dealer, is a member of the Financial Industry Regulatory Authority (FINRA) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson was Chief Executive Officer, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson was a general partner or principal of the general partner in eight limited partnerships up until his date of death.

Marni J. Nygard, Esq., age 50, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Kevin S. Steele, age 61, is Chief Operating Officer and has held this position since August 1, 2020. He joined AEI in 2012 and is responsible for AEI’s net lease commercial property acquisition strategy and sourcing through the development of business relationships with preferred corporate developers, tenant corporations, and net lease property owners. Kevin is responsible for leading the execution of the organizational strategy established by the leadership team.  Kevin has more than 30 years of sales, marketing, and corporate business operations experience. Prior to joining AEI, he was employed with Sheraton Hotels and Stan Johnson Company as well as the owner and operator of a Midwest grocery company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Keith E. Petersen, CPA (inactive), age 50, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2024. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2024 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2025:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2024 and 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2024, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2024.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2024

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,114,246

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$721,498

General Partners	3% of Net Cash Flow in any fiscal year.	$610,770

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$53,702

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31:

Fee Category	2024	2023

Audit Fees	$16,250	$21,125
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$16,250	$21,125

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 28, 2025	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 28, 2025
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 28, 2025
Keith E. Petersen	(Principal Accounting Officer)