Form 10-Q
period 2025-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2025-05-14
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2025

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

As of May 13, 2025 there were 11,263.12 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2025 and December 31, 2024	3

	Statements for the Periods ended March 31, 2025 and 2024:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7– 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$892,103	$914,846

Real Estate Investments:
Land	1,753,065	1,753,065
Buildings	4,484,085	4,484,085
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	7,041,532	7,041,532
Accumulated Depreciation and Amortization	(1,417,418)	(1,347,233)
Real Estate Held for Investment, Net	5,624,114	5,694,299
Total Assets	$6,516,217	$6,609,145

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$21,729	$32,946
Distributions Payable	69,220	69,220
Unearned Rent	39,592	50,356
Total Current Liabilities	130,541	152,522

Partners’ Capital:
General Partners	(15,740)	(13,646)
Limited Partners – 24,000 Units authorized; 11,749.37 Units issued and outstanding as of 3/31/2025 and 12/31/2024	6,401,416	6,470,269
Total Partners' Capital	6,385,676	6,456,623
Total Liabilities and Partners' Capital	$6,516,217	$6,609,145

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2025	2024

Rental Income	$111,056	$109,519

Expenses:
Partnership Administration – Affiliates	20,868	33,527
Partnership Administration and Property Management – Unrelated Parties	34,822	18,746
Depreciation and Amortization	62,467	71,189
Total Expenses	118,157	123,462

Operating Loss	(7,101)	(13,943)

Other Income:
Interest Income	5,374	1,368

Net Loss	$(1,727)	$(12,575)

Net Income (Loss) Allocated:
General Partners	$(17)	$(377)
Limited Partners	(1,710)	(12,198)
Total	$(1,727)	$(12,575)

Net Loss per Limited Partnership Unit	$(0.15)	$(1.04)

Weighted Average Units Outstanding – Basic and Diluted	11,749	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,727)	$(12,575)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	70,185	78,909
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(11,217)	(43,192)
Increase (Decrease) in Unearned Rent	(10,764)	0
Total Adjustments	48,204	35,717
Net Cash Provided By (Used For) Operating Activities	46,477	23,142

Cash Flows from Financing Activities:
Distributions Paid to Partners	(69,220)	(103,813)

Net Decrease in Cash	(22,743)	(80,671)

Cash, beginning of period	914,846	273,604

Cash, end of period	$892,103	$192,933

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(377)	(12,198)	(12,575)

Balance, March 31, 2024	$(7,958)	$6,643,144	$6,635,186	11,749.37

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(17)	(1,710)	(1,727)

Balance, March 31, 2025	$(15,740)	$6,401,416	$6,385,676	11,749.37

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025
(unaudited)

(1) Basis of Presentation -

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Partners’ Capital –

For the three months ended March 31, 2025 and 2024, the Partnership declared distributions of $69,220. The Limited Partners were allocated declared distributions of $67,143 and the General Partners were allocated declared distributions of $2,077 for the periods ended March 31, 2025 and 2024. The Limited Partners’ declared distributions represented $5.71 per Limited Partnership Unit outstanding using and 11,749 weighted average Units for the three months ended March 31, 2025 and 2024. The declared distributions represented $0 per Unit of Net Income and $5.71 per Unit of return of capital for the three months ended March 31, 2025 and 2024.

(6)  Fair Value Measurements –

As of March 31, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

The fair values of in-place leases will include estimated direct costs associated with obtaining a new tenant, and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant may include commissions, tenant improvements, and other direct costs and are estimated, in part, by management’s consideration of current market costs to execute a similar lease. These direct costs will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles will be included in intangible lease assets on the balance sheet and will be amortized on a straight-line basis to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the relative fair values of the assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. If management’s estimates or assumptions prove inaccurate, the result would be an inaccurate allocation of purchase price, which could impact the amount of reported net income (loss).

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

Results of Operations

For the three months ended March 31, 2025 and 2024, the Partnership recognized rental income of $111,056 and $109,519, respectively. In 2025, rental income increased due to one property with a rent increase. Based on the scheduled rent for the properties owned as of March 31, 2025, the Partnership expects to recognize rental income of approximately $446,000 in 2025.

For the three months ended March 31, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $20,868 and $33,527, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to lower costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $34,822 and $18,746, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to the timing of tax and audit services.

For the three months ended March 31, 2025 and 2024, the Partnership recognized interest income of $5,374 and $1,368, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2025 and 2024, the Partnership's cash balance decreased by $22,743 and $80,671, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.
Net cash provided by operating activities increased from $23,142 in 2024 to $46,477 in 2025 as a result of timing differences in the collection of payments from the tenants and payments of expenses, an increase in rental income and a decrease in Partnership administration expenses from related parties. This net cash inflow was partially offset by an increase in Partnership administration and property management expenses from unrelated parties in 2025.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2025 and 2024, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2025 and 2024, the Partnership declared distributions of $69,220. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated declared distributions of $67,143 and the General Partners were allocated declared distributions of $2,077 for the periods ended March 31, 2025 and 2024.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2025 and 2024, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

Dated: May 13, 2025	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)