Form 10-Q
period 2025-06-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2025-08-11
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2025

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

As of July 31, 2025 there were 11,263.12 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of June 30, 2025 and December 31, 2024	3

	Statements for the Periods ended June 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$632,041	$914,846

Real Estate Investments:
Land	1,753,065	1,753,065
Buildings	4,484,085	4,484,085
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	7,041,532	7,041,532
Accumulated Depreciation and Amortization	(1,487,606)	(1,347,233)
Real Estate Held for Investment, Net	5,553,926	5,694,299
Total Assets	$6,185,967	$6,609,145

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$19,236	$32,946
Distributions Payable	67,834	69,220
Unearned Rent	39,976	50,356
Total Current Liabilities	127,046	152,522

Partners’ Capital:
General Partner	(20,141)	(13,646)
Limited Partners – 24,000 Units authorized; 11,263.12 and 11,749.37 Units issued and outstanding as of 6/30/2025 and 12/31/2024, respectively	6,079,062	6,470,269
Total Partners' Capital	6,058,921	6,456,623
Total Liabilities and Partners' Capital	$6,185,967	$6,609,145

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Rental Income	$108,787	$109,520	$219,843	$219,039

Expenses:
Partnership Administration – Affiliates	16,859	31,277	37,727	64,804
Partnership Administration and Property Management – Unrelated Parties	20,275	30,797	55,097	49,543
Depreciation and Amortization	62,467	71,192	124,934	142,381
Total Expenses	99,601	133,266	217,758	256,728

Operating Income (Loss)	9,186	(23,746)	2,085	(37,689)

Other Income:
Interest Income	3,751	1,344	9,125	2,712

Net Income (Loss)	$12,937	$(22,402)	$11,210	$(34,977)

Net Income (Loss) Allocated:
General Partner	$353	$27	$336	$(350)
Limited Partners	12,584	(22,429)	10,874	(34,627)
Total	$12,937	$(22,402)	$11,210	$(34,977)

Net Income (Loss) per Limited Partnership Unit	$1.12	$(1.91)	$0.95	$(2.95)

Weighted Average Units Outstanding – Basic and Diluted	11,263	11,749	11,506	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$11,210	$(34,977)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	140,373	157,818
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(13,710)	(30,141)
Increase (Decrease) in Unearned Rent	(10,380)	6,822
Total Adjustments	116,283	134,499
Net Cash Provided By Operating Activities	127,493	99,522

Cash Flows from Financing Activities:
Repurchase of Partnership Units	(271,858)	0
Distributions Paid to Partners	(138,440)	(173,033)
Net Cash Used For Financing Activities	(410,298)	(173,033)

Net Increase (Decrease) in Cash	(282,805)	(73,511)

Cash, beginning of period	914,846	273,604

Cash, end of period	$632,041	$200,093

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(377)	(12,198)	(12,575)

Balance, March 31, 2024	$(7,958)	$6,643,144	$6,635,186	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Income (Loss)	27	(22,429)	(22,402)

Balance, June 30, 2024	$(10,008)	$6,553,572	$6,543,564	11,749.37

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(17)	(1,710)	(1,727)

Balance, March 31, 2025	$(15,740)	$6,401,416	$6,385,676	11,749.37

Distributions Declared	(2,035)	(65,799)	(67,834)

Repurchase of Partnership Units	(2,719)	(269,139)	(271,858)	(486.25)

Net Income	353	12,584	12,937

Balance, June 30, 2025	$(20,141)	$6,079,062	$6,058,921	11,263.12

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025
(unaudited)

(1) Basis of Presentation -

The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited financial statements. The adjustments made to these condensed financial statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the registrant’s latest annual report on Form 10‑K.

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

(4)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Partners’ Capital –

For the six months ended June 30, 2025 and 2024, the Partnership declared distributions of $137,054 and $138,440, respectively. The Limited Partners were allocated declared distributions of $132,942 and $134,286 and the General Partner was allocated declared distributions of $4,112 and $4,154 for the periods ended June 30, 2025 and 2024, respectively. The Limited Partners' declared distributions represented $11.55 and $11.43 per Limited Partnership Unit outstanding using 11,506 and 11,749 weighted average Units for the six months ended June 30, 2025 and 2024, respectively. The declared distributions represented $0.95 and $0 per Unit of Net Income and $10.60 and $11.43 per Unit of return of capital for the six months ended June 30, 2025 and 2024, respectively.

On April 1, 2025, the Partnership repurchased a total of 486.25 Units for $269,139 from 21 Limited Partners in accordance with the Partnership Agreement. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $2,719 in the second quarter of 2025. During the six months ended June 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

(6)  Fair Value Measurements –

As of June 30, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

(7)  Subsequent Event –

In July 2025, the Partnership entered into an agreement to sell its 65% interest in the Advance Auto Parts Store in Indianapolis, Indiana to an unrelated third party. On July 29, 2025, the sale closed with the Partnership receiving net proceeds of approximately $925,000, which resulted in a net gain of approximately $204,000. At the time of the sale, the cost basis of the property and related accumulated depreciation was approximately $1,244,000 and $524,000, respectively.

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
—
resolution by the General Partner of conflicts with which they may be confronted;
—
the success of the General Partner of locating properties with favorable risk return characteristics;
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

Results of Operations

For the six months ended June 30, 2025 and 2024, the Partnership recognized rental income of $219,843 and $219,039, respectively. In 2025, rental income increased due to one property with a rent increase in 2025, which was partially offset by one property with a rent decrease in 2025. Based on the scheduled rent for the properties owned as of July 31, 2025, the Partnership expects to recognize rental income of approximately $418,000 in 2025.

For the six months ended June 30, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $37,727 and $64,804, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $55,097 and $49,543, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

For the six months ended June 30, 2025 and 2024, the Partnership recognized interest income of $9,125 and $2,712, respectively. Interest income increased during the six-month period ended June, 30 2025, due to higher average cash balances compared to the same period in 2024.

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

Liquidity and Capital Resources

During the six months ended June 30, 2025, the Partnership's cash balance decreased $282,805 as a result of distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the six months ended June 30, 2024, the Partnership's cash balance decreased $73,511 as a result of distributions paid to Partners in excess of cash generated from operating activities.
Net cash provided by operating activities increased from $99,522 in 2024 to $127,493 in 2025 as a result of timing differences in the collection of payments from the tenants and payments of expenses and a decrease in Partnership administration expenses from related parties. This net cash inflow was partially offset by an increase in Partnership administration and property management expenses from unrelated parties in 2025.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2025 and 2024, the Partnership did not complete any property acquisitions or property sales.

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

For the six months ended June 30, 2025 and 2024, the Partnership declared distributions of $137,054 and $138,440, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partner. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partner. The Limited Partners were allocated declared distributions of $132,942 and $134,286 and the General Partner was allocated declared distributions of $4,112 and $4,154 for the periods ended June 30, 2025 and 2024, respectively.

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

On April 1, 2025, the Partnership repurchased a total of 486.25 Units for $269,139 from 21 Limited Partners in accordance with the Partnership Agreement. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $2,719 in 2025.

During the six months ended June 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such a purchase would impair the capital or operation of the Partnership. On April 1, 2025, the Partnership repurchased 486.25 Units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

4/1/25 to 4/30/25	486.25	$553.50	5,654.11 (1)	(2)

5/1/25 to 5/31/25	--	--	--	--

6/1/25 to 6/30/25	--	--	--	--

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

Dated: August 11, 2025	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)