Form 10-Q
period 2025-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2025-11-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2025

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

As of October 31, 2025, there were 11,028.65 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2025 and December 31, 2024	3

	Statements for the Periods ended September 30, 2025 and 2024:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

Part II – Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		16

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Current Assets:
Cash	$1,568,774	$914,846

Real Estate Investments:
Land	1,215,151	1,753,065
Buildings	3,777,826	4,484,085
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	5,797,359	7,041,532
Accumulated Depreciation and Amortization	(1,026,914)	(1,347,233)
Real Estate Held for Investment, Net	4,770,445	5,694,299
Total Assets	$6,339,219	$6,609,145

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$20,339	$32,946
Distributions Payable	1,077,934	69,220
Unearned Rent	34,816	50,356
Total Current Liabilities	1,133,089	152,522

Partners’ Capital (Deficit):
General Partner	1,687	(13,646)
Limited Partners – 24,000 Units authorized; 11,263.12 and 11,749.37 Units issued and outstanding as of 9/30/2025 and 12/31/2024, respectively	5,204,443	6,470,269
Total Partners' Capital	5,206,130	6,456,623
Total Liabilities and Partners' Capital	$6,339,219	$6,609,145

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Rental Income	$100,811	$110,031	$320,654	$329,070

Expenses:
Partnership Administration – Affiliates	20,527	26,878	58,254	91,682
Partnership Administration and Property Management – Unrelated Parties	7,686	9,983	62,783	59,526
Depreciation and Amortization	55,407	71,189	180,341	213,570
Total Expenses	83,620	108,050	301,378	364,778

Operating Income (Loss)	17,191	1,981	19,276	(35,708)

Other Income:
Gain on Sale of Real Estate	200,237	0	200,237	0
Interest Income	7,715	1,295	16,840	4,007
Total Other Income	207,952	1,295	217,077	4,007

Net Income (Loss)	$225,143	$3,276	$236,353	$(31,701)

Net Income (Loss) Allocated:
General Partner	$33,964	$33	$34,300	$(317)
Limited Partners	191,179	3,243	202,053	(31,384)
Total	$225,143	$3,276	$236,353	$(31,701)

Net Income (Loss) per Limited Partnership Unit	$16.97	$0.28	$17.69	$(2.67)

Weighted Average Units Outstanding – Basic and Diluted	11,263	11,749	11,425	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$236,353	$(31,701)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	203,497	236,726
Gain on Sale of Real Estate	(200,237)	0
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(12,607)	(40,274)
Increase (Decrease) in Unearned Rent	(15,540)	17,586
Total Adjustments	(24,887)	214,038
Net Cash Provided By Operating Activities	211,466	182,337

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	920,594	0

Cash Flows from Financing Activities:
Repurchase of Partnership Units	(271,858)	0
Distributions Paid to Partners	(206,274)	(242,253)
Net Cash Used For Financing Activities	(478,132)	(242,253)

Net Increase (Decrease) in Cash	653,928	(59,916)

Cash, beginning of period	914,846	273,604

Cash, end of period	$1,568,774	$213,688

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Loss	(377)	(12,198)	(12,575)

Balance, March 31, 2024	(7,958)	6,643,144	6,635,186	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Income (Loss)	27	(22,429)	(22,402)

Balance, June 30, 2024	(10,008)	6,553,572	6,543,564	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Income	33	3,243	3,276

Balance, September 30, 2024	$(12,052)	$6,489,672	$6,477,620	11,749.37

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Loss	(17)	(1,710)	(1,727)

Balance, March 31, 2025	(15,740)	6,401,416	6,385,676	11,749.37

Distributions Declared	(2,035)	(65,799)	(67,834)
Repurchase of Partnership Units	(2,719)	(269,139)	(271,858)	(486.25)
Net Income	353	12,584	12,937

Balance, June 30, 2025	(20,141)	6,079,062	6,058,921	11,263.12

Distributions Declared	(12,136)	(1,065,798)	(1,077,934)
Net Income	33,964	191,179	225,143

Balance, September 30, 2025	$1,687	$5,204,443	$5,206,130	11,263.12

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

(4)  Real Estate Investments –

On July 29, 2025, the Partnership closed the sale of its 65% interest in the Advance Auto Parts in Indianapolis, Indiana to an unrelated third party. The Partnership received net proceeds of $920,594, which resulted in a net gain of $200,237. At the time of sale, the cost and related accumulated depreciation was $1,244,173 and $523,816, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Payable to Related Party –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(6)  Partners’ Capital –

For the nine months ended September 30, 2025 and 2024, the Partnership declared distributions of $1,214,988 and $207,660, respectively. The Limited Partners were allocated declared distributions of $1,198,740 and $201,429 and the General Partner was allocated declared distributions of $16,248 and $6,231 for the periods ended September 30, 2025 and 2024, respectively. The Limited Partners' declared distributions represented $104.92 and $17.14 per Limited Partnership Unit outstanding using 11,425 and 11,749 weighted average Units in 2025 and 2024, respectively. The declared distributions represented $17.69 and $0 per Unit of Net Income and $87.23 and $17.14 per Unit of return of capital in 2025 and 2024, respectively.

On April 1, 2025, the Partnership repurchased a total of 486.25 Units for $269,139 from 21 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchase increases the remaining Limited Partners' ownership interest in the Partnership. As a result of this repurchase and pursuant to the Partnership Agreement, the General Partner received distributions of $2,719 in the second quarter of 2025. During the nine months ended September 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

(7)  Fair Value Measurements –

As of September 30, 2025 and December 31, 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the nine months ended September 30, 2025 and 2024, the Partnership recognized rental income of $320,654 and $329,070, respectively. In 2025, rental income decreased due to one property that was sold in July 2025, which was partially offset by two existing properties with rent increases. Based on the scheduled rent for the properties owned as of October 31, 2025, the Partnership expects to recognize rental income of approximately $418,000 in 2025.

For the nine months ended September 30, 2025 and 2024, the Partnership incurred Partnership administration expenses from affiliated parties of $58,254 and $91,682, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to a decrease in property related management expenses. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $62,783 and $59,526, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were higher in 2025, when compared to 2024, mainly due to timing of tax and audit services.

In July 2025, the Partnership entered into an agreement to sell its 65% interest in the Advance Auto in Indianapolis, Indiana to an unrelated third party. On July 29, 2025, the sale closed with the Partnership receiving net proceeds of $920,594, which resulted in a net gain of $200,237. At the time of sale, the cost basis of the property and related accumulated depreciation was $1,244,173 and $523,816, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2025 and 2024, the Partnership recognized interest income of $16,840 and $4,007, respectively. Interest income increased during the nine-month period ended September, 30 2025, due to higher average cash balances compared to the same period in 2024.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2025, the Partnership's cash balances increased $653,928 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities. During the nine months ended September 30, 2024, the Partnership's cash balances decreased $59,916 as a result of distributions paid to Partners in excess of cash generated from operating activities.

Net cash provided by operating activities increased from $182,337 in 2024 to $211,466 in 2025 as a result of a decrease in Partnership administration expenses in 2025, which was partially offset by a decrease in rental income.

The major components of the Partnership’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2025, the Partnership generated cash flow from the sale of real estate of $920,594. During the nine months ended September 30, 2024, the Partnership did not complete any property acquisitions or property sales.

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

For the nine months ended September 30, 2025 and 2024, the Partnership declared distributions of $1,214,988 and $207,660, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partner. The Limited Partners were allocated declared distributions of $1,198,740 and $201,429 and the General Partner was allocated declared distributions of $16,248 and $6,231 for the periods ended September 30, 2025 and 2024, respectively.

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

During the nine months ended September 30, 2024, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, defined as the three months ended September 30, 2025, the Partnership did not purchase any Units.

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

Dated: November 12, 2025	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Keith E. Petersen
Keith E. Petersen
Chief Financial Officer
(Principal Accounting Officer)