Form 10-K
period 2025-12-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2026-03-27
CIK 1023458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2025

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
☐ Yes    ☒ No

As of June 30, 2025, there were 11,263.123 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $11,263,123.

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

ITEM 1. BUSINESS. (Continued)

Pursuant to Section 12.1(f) of the Partnership Agreement, the Managing General Partner can liquidate the Partnership upon the sale or other disposition of all or substantially all of its assets. The Managing General Partner has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Partnership Agreement.

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

Property Activity During the Last Three Years

As of December 31, 2022, the Partnership owned interests in four properties with a total cost of $8,721,532. During 2023, the Partnership recorded an impairment of $35,000 on one Partnership interest, which was subsequently sold. During 2024, the Partnership sold one property interest and received net sale proceeds of $661,301, which resulted in a net gain of $32,817. During 2025, the Partnership sold one property interest and received net sale proceeds of $920,594, which resulted in a net gain of $200,237. During the year ended December 31, 2025, the Partnership owned interests in two properties with a total cost of $5,797,359.

Major Tenants

During 2025, three tenants each contributed more than ten percent of the Partnership's total rental income. The major tenants, in aggregate, contributed 100% of total rental income in 2025. It is anticipated that, based on the minimum rental payments required under the leases, two of these major tenants will continue to contribute more than ten percent of rental income in 2026. The tenant Advance Auto Parts store in Indianapolis, Indiana will not continue to be a major tenant as the property was sold in 2025. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Employees

The Partnership has no direct employees. Management services are performed for the Partnership by AEI Fund Management, Inc. (the “Management Company” or “AEI”), an affiliate of AFM. The Management Company made reductions to the employee headcount in 2024, which in turn resulted in expense reductions in compensation plans and employee benefit plans.

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

ITEM 1C. CYBERSECURITY.

In the past four years and with the guidance of a qualified third-party, the Management Company has made improvements in the cybersecurity program across the entity, and has developed processes for deterring, detecting, evaluating, and responding to potential cybersecurity incidents. In doing so, the Management Company focuses on its employees, networks, applications and data with a cybersecurity plan, informed by nationally recognized frameworks.

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

ITEM 2. PROPERTIES. (Continued)

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2025.

Property	Purchase Date	Original Property Cost	Tenant	Annual Lease Payment	Annual Rent Per Sq. Ft.

Talecris Plasma Facility Dallas, TX (50%)	7/31/20	$2,746,350	Talecris Plasma Resources, Inc.	$217,359	$43.13

DaVita Dialysis Hempstead, TX	9/22/22	$3,051,009	Bollinger Dialysis, LLC	$200,430	$29.22

The property listed above with a partial ownership percentage is owned with the following affiliated entity with common ownership: Talecris Plasma Facility in Dallas, Texas (AEI Income & Growth Fund 25 LLC).

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

At December 31, 2025, all properties listed above were 100% occupied.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) As of December 31, 2025, there were 529 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. During the period covered by this report, the Partnership did not sell any equity securities that are not registered under the Securities Act of 1933.

Distributions of $18,265 and $8,307 were declared to the General Partners and $1,263,982 and $268,572 were declared to the Limited Partners for 2025 and 2024, respectively. The distributions were made on a quarterly basis and represented Net Cash Flow, as defined in the Partnership Agreement, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. On October 1, 2025, the Partnership repurchased 234.47 Units.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs

10/1/25 to 10/31/25	234.47	$476.97	5,888.58 (1)	(2)

11/1/25 to 11/30/25	--	--	--	--

12/1/25 to 12/31/25	--	--	--	--

(1)
The Partnership's repurchase plan is mandated by the Partnership Agreement as included in the prospectus related to the original offering of the Units.
(2)
The Partnership Agreement contains annual limitations on repurchases described in the paragraph above and has no expiration date.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Continued)

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

At December 31, 2025, the estimated value of the Partnership's Units was $549 per Unit. The Managing General Partner is the party responsible for the estimated value per Unit. The estimated value was derived using methodology that conforms to standard industry practice and based upon material assistance and/or confirmation by third-party valuation expert(s), in accordance with the appraised value method set forth in FINRA Rule 2340(c)(1)(B).

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
Interviews with real estate brokers and tenants
●
Tenant financial reports and other credit information, where available

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK-
                 HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Continued)

The per Unit value was the aggregate estimated value of the Partnership's assets less the Partnership's liabilities, and less the value attributable to the interest of the General Partners, divided by the number of Units outstanding. The Partnership's cash, receivables and liabilities were valued at face value as of September 30, 2025. Each of the Partnership's properties were valued by dividing their annual rental income as of December 1, 2025 by a capitalization rate the Managing General Partner believed, based upon the aforementioned valuation process, to be representative of the retail market for the sale of each property. The resulting value for each property was reviewed to determine that it also reflected circumstances that may have been unique to each specific property. For recently acquired properties, an appraisal report received at or near the time of acquisition from an independent commercial property appraiser was used to determine the value of the property. The appraisal report is used to value the property for approximately one year after the date of acquisition. The valuations were estimates only, and were based on a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations. Accordingly, this estimated value should not be viewed as the amount at which a Limited Partner may be able to sell units, or the fair market value of the Partnership properties, nor does it represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership.

The following table provides a breakdown of each major asset type, liabilities and the number of Units that were used to calculate the estimated value per Unit, using the methodology described above, as of December 31:

	December 31, 2025	December 31, 2024
Properties	$5,761,000	$6,537,000
Cash	1,569,000	214,000
Current liabilities, net of sale proceeds	(1,219,000)	556,000
Value attributable to the interest of the General Partners	(61,000)	(73,000)
Value attributable to the interest of the Limited Partners	$6,050,000	$7,234,000
Limited Partnership Units outstanding	11,029	11,749

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

Results of Operations

For the years ended December 31, 2025 and 2024, the Partnership recognized rental income of $417,382 and $440,126, respectively. In 2025, rental income decreased due to one property sale in July 2025. This was partially offset by rent increases on two properties.  Based on the scheduled rent for the properties owned as of February 28, 2026, the Partnership expects to recognize rental income of approximately $420,000 in 2026.

For the years ended December 31, 2025 and 2024, the Partnership was allocated Partnership administration expenses from affiliated parties of $74,820 and $116,430, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2025, when compared to 2024, mainly due to a reduction in headcount and a decrease in property related management expenses. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $84,398 and $69,899, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. In 2025, these expenses increased due to the timing of tax and audit services.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

In May 2025, the Partnership entered into an agreement to sell its 65% interest in the Advance Auto store in Indianapolis, Indiana to an unrelated third party. On July 29, 2025, the sale closed with the Partnership receiving net proceeds of $920,594, which resulted in a net gain of $200,237. At the time of sale, the cost basis of the property and related accumulated depreciation was $1,244,173 and $523,816, respectively.

For the years ended December 31, 2025 and 2024, the Partnership recognized interest income of $19,082 and $5,944, respectively.

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

Liquidity and Capital Resources

During the year ended December 31, 2025, the Partnership's cash balance decreased $441,943 as a result of distributions paid to the Partners and repurchases of Partnership Units in excess of cash generated by operating activities, offset by proceeds received from the sale of one property in July 2025. During the year ended December 31, 2024, the Partnership's cash balance increased $641,242 as a result of proceeds received from the sale of one property in December 2024, offset by distributions in excess of cash generated by operating activities.

Net cash provided by operating activities increased from $291,413 in 2024 to $306,492 in 2025 as a result of an increase in interest income and net timing differences in the collection of payments from the tenants, which was partially offset by a decrease in rental income.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2024, the Partnership generated cash flow from the sale of real estate of $661,301. During the year ended December 31, 2025, the Partnership generated cash flow from the sale of real estate of $920,594.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the years ended December 31, 2025 and 2024, the Partnership declared distributions of $1,282,247 and $276,879, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow were allocated 97% to the Limited Partners and 3% to the General Partners. Distributions of Net Proceeds of Sale were allocated 99% to the Limited Partners and 1% to the General Partners. The Limited Partners were allocated distributions of $1,263,982 and $268,572 and the General Partners were allocated distributions of $18,265 and $8,307 for the years ended December 31, 2025 and 2024, respectively.

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

During 2025, the Partnership repurchased a total of 720.72 Units for $380,973 from 33 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,848 in 2025. During 2024, the Partnership did not repurchase any Units from the Limited Partners.

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See accompanying index to financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 542)	19-20

Balance Sheets as of December 31, 2025 and 2024	21

Statements for the Years Ended December 31, 2025 and 2024:

Income	22

Cash Flows	23

Changes in Partners’ Capital	24

Notes to Financial Statements	25 – 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners:
AEI Income & Growth Fund XXII Limited Partnership
St. Paul, Minnesota

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AEI Income & Growth Fund XXII Limited Partnership (a Minnesota limited partnership) (the “Partnership”) as of December 31, 2025 and 2024, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
Minneapolis, Minnesota
March 27, 2026

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2025	2024
Current Assets:
Cash	$472,903	$914,846
Total Current Assets	472,903	914,846

Real Estate Investments:
Land	1,215,151	1,753,065
Buildings	3,777,826	4,484,085
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	5,797,359	7,041,532
Accumulated Depreciation and Amortization	(1,090,037)	(1,347,233)
Real Estate Held for Investment, Net	4,707,322	5,694,299
Total Assets	$5,180,225	$6,609,145

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$46,857	$32,946
Unearned Revenue	34,816	50,356
Distributions Payable	67,259	69,220
Total Current Liabilities	148,932	152,522

Partners’ Capital (Deficit):
General Partners	1,657	(13,646)
Limited Partners – 24,000 Units authorized; 11,028.65 and 11,749.37 Units issued and outstanding as of December 31, 2025 and 2024, respectively	5,029,636	6,470,269
Total Partners' Capital	5,031,293	6,456,623
Total Liabilities and Partners' Capital	$5,180,225	$6,609,145

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	Years Ended December 31
	2025	2024

Rental Income	$417,382	$440,126

Expenses:
Partnership Administration – Affiliates	74,820	116,430
Partnership Administration and Property Management – Unrelated Parties	84,398	69,899
Depreciation and Amortization	235,745	276,037
Total Expenses	394,963	462,366

Operating Income (Loss)	22,419	(22,240)

Other Income:
Gain on Sale of Real Estate	200,237	32,817
Interest Income	19,082	5,944
Total Other Income	219,319	38,761

Net Income	$241,738	$16,521

Net Income Allocated:
General Partners	$37,416	$165
Limited Partners	204,322	16,356
Total	$241,738	$16,521

Net Income per Limited Partnership Unit	$17.98	$1.39

Weighted Average Units Outstanding – Basic and Diluted	11,362	11,749

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2025	2024

Cash Flows from Operating Activities:
Net Income	$241,738	$16,521

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	266,619	306,913
Gain on Sale of Real Estate	(200,237)	(32,817)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	13,912	(34,376)
Increase (Decrease) in Unearned Rent	(15,540)	35,172
Total Adjustments	64,754	274,892
Net Cash Provided By (Used For) Operating Activities	306,492	291,413

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	920,594	661,301
Net Cash Provided By (Used For) Investing Activities	920,594	661,301

Cash Flows from Financing Activities:
Distributions Paid to Partners	(1,284,208)	(311,472)
Repurchase of Partnership Units	(384,821)	0
Net Cash Provided By (Used For) Financing Activities	(1,669,029)	(311,472)

Net Increase (Decrease) in Cash	(441,943)	641,242

Cash, beginning of year	914,846	273,604

Cash, end of year	$472,903	$914,846

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	General Partners	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2023	$(5,504)	$6,722,485	$6,716,981	11,749.37

Distributions Declared	(8,307)	(268,572)	(276,879)

Net Income	165	16,356	16,521

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(18,265)	(1,263,982)	(1,282,247)

Repurchase of Partnership Units	(3,848)	(380,973)	(384,821)	(720.72)

Net Income	37,416	204,322	241,738

Balance, December 31, 2025	$1,657	$5,029,636	$5,031,293	11,028.65

The accompanying Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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
DECEMBER 31, 2025 AND 2024

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

Pursuant to Section 12.1(f) of the Partnership Agreement, the Managing General Partner can liquidate the Partnership upon the sale or other disposition of all or substantially all of its assets. The Managing General Partner has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Partnership Agreement.

(2)  Summary of Significant Accounting Policies –

Financial Statement Presentation

The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

Cash Concentrations of Credit Risk

The Partnership's cash is deposited in one financial institution and at times during the year it may exceed Federal Deposit Insurance Corporation (FDIC) insurance limits.

Rent Receivables

Credit terms are extended to tenants in the normal course of business. The Partnership performs ongoing credit evaluations of its tenants’ financial condition and, generally, requires no collateral.

Rent receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for credit losses; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts, if any, will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership’s credit terms. Receivables considered uncollectible are written off. The Partnership did not have an opening balance of rent receivable as of January 1, 2024.

The Partnership has adopted the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of the estimating expected credit losses on these assets. The Partnership did not have an allowance for credit losses as of December 31, 2025 or 2024.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

Income Taxes

The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the Partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

The tax return and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes to distributable Partnership income or loss, the taxable income of the Partners would be adjusted accordingly. Primarily due to its tax status as a partnership, the Partnership has no significant tax uncertainties that require recognition or disclosure. The Partnership is no longer subject to U.S. federal income tax examinations for tax years before 2022, and with few exceptions, is no longer subject to state tax examinations for tax years before 2022.

Revenue Recognition

The Partnership's real estate is leased under net leases, classified as operating leases. The leases provide for base annual rental payments payable in monthly installments. The Partnership recognizes rental income according to the terms of the individual leases. For deferred rents, the Partnership recognizes the deferred rent related to the month it applies and records a rental receivable. For unearned rent, the Company records a current liability for any amounts received but not yet earned. The opening balance of unearned rent was approximately $15,200 as of January 1, 2024. For leases that contain stated rental increases, the increases are recognized in the year in which they are effective. Contingent rental payments are recognized when the contingencies on which the payments are based are satisfied and the rental payments become due under the terms of the leases.

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
DECEMBER 31, 2025 AND 2024

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
DECEMBER 31, 2025 AND 2024

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

The Partnership's properties are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which the properties are located. These laws could require the Partnership to investigate and remediate the effects of the release or disposal of hazardous materials at these locations if found. For each property, an environmental assessment is completed prior to acquisition. In addition, the lease agreements typically strictly prohibit the production, handling, or storage of hazardous materials (except where incidental to the tenant’s business such as use of cleaning supplies) in violation of applicable law to restrict environmental and other damage. Environmental liabilities are recorded when it is determined the liability is probable and the costs can reasonably be estimated. There were no environmental issues noted or liabilities recorded at December 31, 2025 and 2024.

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

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

As of December 31, 2025 and 2024, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

Income Per Unit

Income per Limited Partnership Unit is calculated based on the weighted average number of Limited Partnership Units outstanding during each period presented. Diluted income per Limited Partnership Unit considers the effect of any potentially dilutive Unit equivalents, of which the Partnership had none for each of the years ended December 31, 2025 and 2024.

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

The Chief Operating Decision Maker (“CODM”) is the General Partners. The CODM assesses performance and decides how to allocate resources based on operating results. The significant segment expenses include partnership administration expenses incurred from affiliates and unrelated parties, as well as property management expenses allocated from affiliates, as presented in the statements of income.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments. The Partnership has a single reportable segment based on the nature of its services and regulatory environment under which it operates. The nature of business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Partnership’s CODM is the General Partners. The Partnership adopted the standard as of January 1, 2024. The adoption did not have a material impact on the Partnership’s financial statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Summary of Significant Accounting Policies – (Continued)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows all entities to elect a practical expedient related to developing forecasts as part of estimating expected credit losses that assumes the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Partnership adopted the standard as of January 1, 2025 and the adoption did not have a material impact on the Partnership's financial statements.

Subsequent Events

The Partnership has evaluated subsequent events through March 27, 2026, the date which the financial statements were available to be issued, and has determined that no events or transactions have occurred that would require recognition or disclosure.

(3)  Related Party Transactions –

The Partnership owns the percentage interest shown below in the following property as a tenant-in-common with the affiliated entity with common ownership listed: Talecris Plasma Facility in Dallas, Texas (50% – AEI Income & Growth Fund 25 LLC).

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(2)  Related Party Transactions – (Continued)

AEI received the following reimbursements for costs and expenses from the Partnership for the years ended December 31:
	2025	2024

AEI is reimbursed for costs incurred in providing services related to managing the Partnership's operations and properties, maintaining the Partnership's books, and communicating with the Limited Partners.	$74,820	$116,430

AEI is reimbursed for all direct expenses it paid on the Partnership's behalf to third parties related to Partnership administration and property management. These expenses included printing costs, legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs.	$84,398	$69,899

AEI is reimbursed for costs incurred in providing services and direct expenses related to the acquisition of property on behalf of the Partnership.	$0	$0

AEI is reimbursed for costs incurred in providing services related to the sale of property on behalf of the Partnership.	$0	$6,262

The payable to AEI represents the balance due for the services described in 3a, b, c and d. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Partnership Agreement of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

The Partnership's properties are commercial, single-tenant buildings. The Advance Auto Parts store in Indianapolis, Indiana was constructed in 2005, acquired in 2006 and sold in July 2025. The Talecris Plasma Facility in Dallas, Texas was constructed in 2008 and acquired in 2020. The DaVita facility in Hempstead, Texas was constructed in 2015 and acquired in 2022. There have been no costs capitalized as improvements subsequent to the acquisitions.

The cost of the properties not held for sale and related accumulated depreciation at December 31, 2025 are as follows:

Property	Land	Buildings	Total	Accumulated Depreciation

DaVita, Hempstead, TX	$629,728	$2,069,828	$2,699,556	$269,077
Talecris Plasma Facility, Dallas, TX	585,423	1,707,998	2,293,421	370,067
	$1,215,151	$3,777,826	$4,992,977	$639,144

For the years ended December 31, 2025 and 2024, the Partnership recognized depreciation expense of $165,238 and $205,532, respectively.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(4)  Real Estate Investments – (Continued)

The following schedule presents the cost and related accumulated amortization of acquired lease intangibles not held for sale at December 31:

	2025		2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
In-Place Lease Intangibles (weighted average life of 43 and 55 months, respectively)	$558,153	305,387	$558,153	$234,881

Above-Market Lease Intangibles (weighted average life of 39 and 51 months, respectively)	246,229	145,506	246,229	114,631
Acquired Intangible Lease Assets	$804,382	450,893	$804,382	$349,512

For the years ended December 31, 2025 and 2024, the value of in-place lease intangibles amortized to expense was $70,506 and the decrease to rental income for above-market leases was $30,875.

For lease intangibles not held for sale at December 31, 2025, the estimated amortization for the next five years is as follows:

	Amortization Expense for In-Place Lease Intangibles	Decrease to Rental Income for Above-Market Leases

2026	$70,506	$30,875
2027	70,506	30,875
2028	58,777	23,927
2029	35,318	10,031
2030	17,659	5,015
	$252,766	$100,723

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

In May 2025, the Partnership entered into an agreement to sell its 65% interest in the Advance Auto Parts store in Indianapolis, Indiana to an unrelated third party. On July 29, 2025, the sale closed with the Partnership receiving net proceeds of $920,594, which resulted in a net gain of $200,237. At the time of sale, the cost and related accumulated depreciation was $1,244,173 and $523,816, respectively.

For properties owned as of December 31, 2025, the minimum future rent payments required by the leases are as follows:
2026	$419,962
2027	426,548
2028	354,161
2029	200,430
2030	100,215
Thereafter	0
$1,501,316

There were no contingent rents recognized in 2025 and 2024.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(5)  Major Tenants –

The following schedule presents rental income from individual tenants, or affiliated groups of tenants, who each contributed more than ten percent of the Partnership's total rental income for the years ended December 31:

Tenants	2025	2024

Bollinger Dialysis, LLC	$181,289	$172,178
Talecris Plasma Resources, Inc.	192,294	186,087
Advance Stores Company	43,799	81,861
Aggregate rental income of major tenants	$417,382	$440,126
Aggregate rental income of major tenants as a percentage of total rental income	100%	100%

(6)  Partners’ Capital –

For the years ended December 31, 2025 and 2024, the Partnership declared distributions of $1,282,247 and $276,879, respectively. The Limited Partners were allocated declared distributions of $1,263,982 and $268,572 and the General Partners were allocated declared distributions of $18,265 and $8,307 for the years ended December 31, 2025 and 2024, respectively. The Limited Partners' distributions represented $111.25 and $22.86 per Limited Partnership Unit outstanding using 11,362 and 11,749 weighted average Units in 2025 and 2024, respectively. The distributions represented $111.25 and $22.86 per Unit of Net Income and $0 per Unit of return of capital in 2025 and 2024, respectively.

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

During 2025, the Partnership repurchased a total of 720.72 Units for $380,973 from 32 Limited Partners in accordance with the Partnership Agreement. The Partnership acquired these Units using net sales proceeds. The repurchases increase the remaining Limited Partners' ownership interest in the Partnership. As a result of these repurchases and pursuant to the Partnership Agreement, the General Partners received distributions of $3,848 in 2025. During 2024, the Partnership did not repurchase any Units from the Limited Partners.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

(7)  Income Taxes –

The following is a reconciliation of net income for financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

	2025	2024

Net Income for Financial Reporting Purposes	$241,738	$16,521

Depreciation for Tax Purposes Under Depreciation and Amortization for Financial Reporting Purposes	127,533	121,412

Income Accrued for Tax Purposes Under Income for Financial Reporting Purposes	2,046	16,477

Gain on Sale of Real Estate for Tax Purposes Under Gain for Financial Reporting Purposes	(190,234)	(595,672)
Taxable Income to Partners	$181,083	$(441,262)

The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December 31:

	2025	2024

Partners' Capital for Financial Reporting Purposes	$5,031,293	$6,456,623

Adjusted Tax Basis of Investments in Real Estate Over Net Investments in Real Estate for Financial Reporting Purposes	540,733	601,388

Syndication Costs Treated as Reduction of Capital For Financial Reporting Purposes	2,418,726	2,418,726
Partners' Capital for Tax Reporting Purposes	$7,990,752	$9,476,737

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

(b)  Internal Control Over Financial Reporting.

(i) Management’s Report on Internal Control Over Financial Reporting. The Managing General Partner, through its management, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Managing General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Management of the Managing General Partner performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management of the Managing General Partner determined that our internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The General Partners are AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner, and the Estate of Robert P. Johnson, the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation of which the Credit Trust fbo of Patricia Johnson and Patricia Johnson own a majority interest. AFM has only one senior financial executive, its Chief Financial Officer. The Chief Financial Officer reports directly to Marni J. Nygard, President of AFM and is accountable for his actions. Although AFM requires that all of its personnel, including the Chief Financial Officer, engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Ms. Nygard any deviation from these principles, because the organization is composed of only approximately 40 individuals, because the management of a company by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Ms. Nygard, AFM has not adopted a formal code of conduct. Instead, the materials pursuant to which investors purchase Units disclose these conflicts of interest in detail and Ms. Nygard, as the President of AFM, resolves conflicts to the best of her ability, consistent with their fiduciary obligations to AFM and the fiduciary obligations of AFM to the Partnership. The director and officers of AFM are as follows:

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

Marni J. Nygard, Esq., age 51, is President of AFM and has held this position since July 11, 2019, when she assumed the role from Mr. Johnson. Ms. Nygard continues as Chief Investment Officer for AEI and is a General Securities Principal of AEI Securities, Inc. She joined AEI in 2005 and is responsible for the implementation of AEI’s acquisition investment objectives and strategies. As President, she drives corporate initiatives for the development, analysis, marketing and management of AEI public and private Funds investing in net leased commercial properties. Prior to joining AEI, she was employed as an attorney at CI Title in St. Paul, Minnesota in the residential and commercial property departments.

Keith E. Petersen, CPA (inactive), age 51, is Chief Financial Officer, Treasurer and Secretary of AFM and has held these positions since February 1, 2020. Mr. Petersen has been employed by AEI Fund Management, Inc. and affiliated entities since November 2016. Prior to being elected to the positions above, he was Controller of the various entities. Prior to joining AEI, Keith was employed with Pine River Capital Management as the Vice President of Tax Compliance and with Deloitte, an international accounting and auditing firm, as a Senior Tax Manager.

All of the duties that might be assigned to an audit committee are assigned to Patricia Johnson, the wife of the deceased. Mrs. Johnson is not an audit committee financial expert, as defined.

Before the independent auditors are engaged, Mrs. Johnson, as the sole director of AFM, approves all audit-related fees, and all permissible nonaudit fees, for services of our auditors.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
                 (Continued)

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2025. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2025 fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2026:

Name and Address of Beneficial Owner	Number of Units Held	Percent of Class

AEI Fund Management XXI, Inc.	22	0.18%
Patricia L. Johnson	0	0.00%
Marni J. Nygard	0	0.00%
Kevin S. Steele	0	0.00%
Keith E. Petersen	0	0.00%
Address for all: 1300 Wells Fargo Place, 30 East 7th Street, St. Paul, Minnesota 55101

Andrea B. Currier	824.74227	7.48%
P.O. Box E, The Plains, Virginia 20198

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE.

The registrant, AFM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of related party transactions for the years ended December 31, 2025 and 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                   DIRECTOR INDEPENDENCE. (Continued)

The limitations included in the Partnership Agreement require that the cumulative reimbursements to the General Partners and their affiliates for certain expenses will not exceed an amount equal to the sum of (i) 20% of gross offering proceeds, (ii) 5% of Net Cash Flow for property management, (iii) 3% of Net Proceeds of Sale, and (iv) 10% of Net Cash Flow less the Net Cash Flow actually distributed to the General Partners. The cumulative reimbursements subject to this limitation are reimbursements for (i) organization and offering expenses, including commissions, (ii) acquisition expenses, (iii) services provided in the sales effort of properties, and (iv) expenses of controlling persons and overhead expenses directly attributable to the forgoing services or attributable to administrative services. As of December 31, 2025, these cumulative reimbursements to the General Partners and their affiliates did not exceed the limitation amount.

The following table sets forth the forms of compensation, distributions and cost reimbursements paid by the registrant to the General Partners or their Affiliates in connection with the operation of the Fund for the period from inception through December 31, 2025.

Person or Entity Receiving Compensation	Form and Method of Compensation	Amount Incurred From Inception (July 31, 1996) To December 31, 2025

AEI Securities, Inc.	Selling Commissions equal to 8% of proceeds plus a 2% nonaccountable expense allowance, most of which was reallowed to Participating Dealers.	$1,691,722

General Partners and Affiliates	Reimbursement at Cost for other Organization and Offering Costs.	$762,880

General Partners and Affiliates	Reimbursement at Cost for all Acquisition Expenses.	$629,927

General Partners and Affiliates	Reimbursement at Cost for providing administrative services to the Fund, including all expenses related to management of the Fund's properties and all other transfer agency, reporting, partner relations and other administrative functions.	$4,189,066

General Partners and Affiliates	Reimbursement at Cost for providing services related to the disposition of the Fund's properties.	$721,498

General Partners	3% of Net Cash Flow in any fiscal year.	$629,035

General Partners	1% of distributions of Net Proceeds of Sale until Limited Partners have received an amount equal to (a) their Adjusted Capital Contributions, plus (b) an amount equal to 9% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously distributed. 10% of distributions of Net Proceeds of Sale thereafter.	$53,702

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to the Partnership by Boulay PLLP for professional services rendered for the years ended December 31:

Fee Category	2025	2024

Audit Fees	$19,100	$16,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$19,100	$16,250

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

AEI INCOME & GROWTH FUND XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
Its Managing General Partner

March 27, 2026	By:	/s/ Marni J. Nygard
Marni J. Nygard, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marni J. Nygard	President	March 27, 2026
Marni J. Nygard	(Principal Executive Officer)

/s/ Keith E. Petersen	Chief Financial Officer and Treasurer	March 27, 2026
Keith E. Petersen	(Principal Accounting Officer)