Form 10-Q
period 2026-03-31
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2026-05-13
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2026

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

As of May 13, 2026 there were 11,028.65 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP

INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of March 31, 2026 and December 31, 2025	3

	Statements for the Periods ended March 31, 2026 and 2025:

	Operations	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7– 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$439,080	$472,903
Total Current Assets	439,080	472,903

Real Estate Investments:
Land	1,215,151	1,215,151
Buildings	3,777,826	3,777,826
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	5,797,359	5,797,359
Accumulated Depreciation and Amortization	(1,153,160)	(1,090,037)
Real Estate Held for Investment, Net	4,644,199	4,707,322
Total Assets	$5,083,279	$5,180,225

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$20,729	$46,857
Distributions Payable	67,259	34,816
Unearned Rent	34,816	67,259
Total Current Liabilities	122,804	148,932

Partners’ Capital:
General Partner	(397)	1,657
Limited Partners – 24,000 Units authorized; 11,028.65 Units issued and outstanding as of 3/31/2026 and 12/31/2025	4,960,872	5,029,636
Total Partners' Capital	4,960,475	5,031,293
Total Liabilities and Partners' Capital	$5,083,279	$5,180,225

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2026	2025

Rental Income	$96,729	$111,056

Expenses:
Partnership Administration – Affiliates	18,376	20,868
Partnership Administration and Property Management – Unrelated Parties	28,423	34,822
Depreciation and Amortization	55,405	62,467
Total Expenses	102,204	118,157

Operating Loss	(5,475)	(7,101)

Other Income:
Interest Income	1,916	5,374

Net Loss	$(3,559)	$(1,727)

Net Loss Allocated:
General Partner	$(36)	$(17)
Limited Partners	(3,523)	(1,710)
Total	$(3,559)	$(1,727)

Net Loss per Limited Partnership Unit	$(0.32)	$(0.15)

Weighted Average Units Outstanding – Basic and Diluted	11,029	11,749

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,559)	$(1,727)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by Operating Activities:
Depreciation and Amortization	63,123	70,185
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(26,128)	(11,217)
Increase (Decrease) in Unearned Rent	(32,443)	(10,764)
Total Adjustments	4,552	48,204
Net Cash Provided By (Used For) Operating Activities	993	46,477

Cash Flows from Financing Activities:
Distributions Paid to Partners	(34,816)	(69,220)

Net Decrease in Cash	(33,823)	(22,743)

Cash, beginning of period	472,903	914,846

Cash, end of period	$439,080	$892,103

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)

Net Loss	(17)	(1,710)	(1,727)

Balance, March 31, 2025	$(15,740)	$6,401,416	$6,385,676	11,749.37

Balance, December 31, 2025	$1,657	$5,029,636	$5,031,293	11,028.65

Distributions Declared	(2,018)	(65,241)	(67,259)

Net Loss	(36)	(3,523)	(3,559)

Balance, March 31, 2026	$(397)	$4,960,872	$4,960,475	11,028.65

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026
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

(2)  Organization –

AEI Income & Growth Fund XXII Limited Partnership (the “Partnership”) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by AEI Fund Management XXI, Inc. (“AFM”), the Managing General Partner. The Estate of Robert P. Johnson serves as the Individual General Partner. AFM is a wholly owned subsidiary of AEI Capital Corporation (“ACC”) The Credit Trust fbo of Patricia Johnson and Patricia Johnson owned a majority interest in ACC, prior to the shares being equally transferred on March 10, 2026 to Marni Nygard and Paula Tillett. AEI Fund Management, Inc. (“AEI”), an affiliate of AFM, performs the administrative and operating functions for the Partnership.

Pursuant to Section 12.1(f) of the Partnership Agreement, the Managing General Partner can liquidate the Partnership upon the sale or other disposition of all or substantially all of its assets. The Managing General Partner has decided to begin the final liquidation process by disposing of its assets in accordance with the terms of the Partnership Agreement.

(3)  Recently Adopted Accounting Pronouncements –

No new accounting standards issued or proposed by the Financial Accounting Standards Board are currently applicable to the Partnership or are expected to have a significant impact on the Partnership’s financial position, results of operations and cash flows.

(4)  Payable to AEI Fund Management, Inc. –

AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS

(5)  Partners’ Capital –

For the three months ended March 31, 2026 and 2025, the Partnership declared distributions of $67,259 and $69,220, respectively. The Limited Partners were allocated declared distributions of $65,241 and $67,143 and the General Partner was allocated declared distributions of $2,018 and $2,077 for the periods ended March 31, 2026 and 2025, respectively. The Limited Partners’ declared distributions represented $5.92 and $5.71 per Limited Partnership Unit outstanding using 11,029 and 11,749 weighted average Units for the three months ended March 31, 2026 and 2025, respectively. The declared distributions represented $0 and $0 per Unit of Net Income and $5.92 and $5.71 per Unit of return of capital for the three months ended March 31, 2026 and 2025, respectively.

(6)  Fair Value Measurements –

As of March 31, 2026 and December 31, 2025, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations

For the three months ended March 31, 2026 and 2025, the Partnership recognized rental income of $96,729 and $111,056, respectively. In 2026, rental income decreased due to the sale of one property in July 2025. This was partially offset by rent increases on two properties effective July 2025 and September 2025. Based on the scheduled rent for the properties owned as of April 30, 2026, the Partnership expects to recognize rental income of approximately $389,000 in 2026.

For the three months ended March 31, 2026 and 2025, the Partnership incurred Partnership administration expenses from affiliated parties of $18,376 and $20,868, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2026, when compared to 2025, mainly due to lower costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $28,423 and $34,822, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Fund is in the final liquidation process.

For the three months ended March 31, 2026 and 2025, the Partnership recognized interest income of $1,916 and $5,374, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2026 and 2025, the Partnership's cash balance decreased by $33,823 and $22,743, respectively, as a result of distributions paid to the Partners in excess of cash generated from operating activities.
Net cash provided by operating activities decreased from $46,477 in 2025 to $993 in 2026 as a result of timing differences in the collection of payments from the tenants and payments of expenses, a decrease in rental income and a decrease in interest income, which was partially offset by a decrease in Partnership administration expenses.

The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2026 and 2025, the Partnership did not complete any property acquisitions or property sales.

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

For the three months ended March 31, 2026 and 2025, the Partnership declared distributions of $67,259 and $69,220, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partner. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partner. The Limited Partners were allocated declared distributions of $65,241 and $67,143 and the General Partner were allocated declared distributions of $2,018 and $2,077 for the periods ended March 31, 2026 and 2025, respectively.

The Partnership may repurchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the three months ended March 31, 2026 and 2025, the Partnership did not repurchase any Units from the Limited Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

(b)  Changes in Internal Control Over Financial Reporting.

Effective April 30, 2026, there was a change in the Company’s internal control over financial reporting related to the transition of the principal financial officer role following the separation of the former Chief Financial Officer, Keith Petersen. Kristin Waddell was hired as the Chief Financial Officer effective May 4, 2026.

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

Dated: May 13, 2026	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)