Form 10-Q
period 2026-09-30
AEI INCOME & GROWTH FUND XXII LTD PARTNERSHIP
filed 2026-11-12
CIK 1023458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2026

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

As of October 31, 2026, there were 10,839.42 Units of limited partnership interest outstanding and owned by nonaffiliates of the registrant.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
INDEX

		Page
Part I – Financial Information

Item 1.	Condensed Financial Statements (unaudited):

	Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Statements for the Periods ended September 30, 2026 and 2025:

	Income	4

	Cash Flows	5

	Changes in Partners’ Capital	6

	Condensed Notes to Financial Statements	7 – 8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9 - 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2026	2025
	(unaudited)
Current Assets:
Cash	$468,791	$472,903

Real Estate Investments:
Land	1,215,151	1,215,151
Buildings	3,777,826	3,777,826
Acquired Intangible Lease Assets	804,382	804,382
Real Estate Held for Investment, at Cost	5,797,359	5,797,359
Accumulated Depreciation and Amortization	(1,279,407)	(1,090,037)
Real Estate Held for Investment, Net	4,517,952	4,707,322
Total Assets	$4,986,743	$5,180,225

LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
Payable to AEI Fund Management, Inc.	$20,150	$46,857
Distributions Payable	62,103	67,259
Unearned Rent	35,359	34,816
Total Current Liabilities	117,612	148,932

Partners’ Capital (Deficit):
General Partner	(3,208)	1,657
Limited Partners – 24,000 Units authorized; 11,028.65 Units issued and outstanding as of 9/30/2026 and 12/31/2025	4,872,339	5,029,636
Total Partners' Capital	4,869,131	5,031,293
Total Liabilities and Partners' Capital	$4,986,743	$5,180,225

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Rental Income	$97,272	$100,811	$290,729	$320,654

Expenses:
Partnership Administration – Affiliates	13,049	20,527	47,614	58,254
Partnership Administration and Property Management – Unrelated Parties	9,068	7,686	53,678	62,783
Depreciation and Amortization	55,404	55,407	166,214	180,341
Total Expenses	77,521	83,620	267,506	301,378

Operating Income	19,751	17,191	23,223	19,276

Other Income:
Gain on Sale of Real Estate	0	200,237	0	200,237
Interest Income	2,152	7,715	6,080	16,840
Total Other Income	2,152	207,952	6,080	217,077

Net Income	$21,903	$225,143	$29,303	$236,353

Net Income Allocated:
General Partner	$657	$33,964	$879	$34,300
Limited Partners	21,246	191,179	28,424	202,053
Total	$21,903	$225,143	$29,303	$236,353

Net Income per Limited Partnership Unit	$1.93	$16.97	$2.58	$17.69

Weighted Average Units Outstanding – Basic and Diluted	11,029	11,263	11,029	11,425

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2026	2025
Cash Flows from Operating Activities:
Net Income	$29,303	$236,353

Adjustments to Reconcile Net Income To Net Cash Provided by Operating Activities:
Depreciation and Amortization	189,370	203,497
Gain on Sale of Real Estate	0	(200,237)
Increase (Decrease) in Payable to AEI Fund Management, Inc.	(26,707)	(12,607)
Increase (Decrease) in Unearned Rent	543	(15,540)
Total Adjustments	163,206	(24,887)
Net Cash Provided By Operating Activities	192,509	211,466

Cash Flows from Investing Activities:
Proceeds from Sale of Real Estate	0	920,594

Cash Flows from Financing Activities:
Repurchase of Partnership Units	0	(271,858)
Distributions Paid to Partners	(196,621)	(206,274)
Net Cash Used For Financing Activities	(196,621)	(478,132)

Net Increase (Decrease) in Cash	(4,112)	653,928

Cash, beginning of period	472,903	914,846

Cash, end of period	$468,791	$1,568,774

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

	General Partner	Limited Partners	Total	Limited Partnership Units Outstanding

Balance, December 31, 2024	$(13,646)	$6,470,269	$6,456,623	11,749.37

Distributions Declared	(2,077)	(67,143)	(69,220)
Net Loss	(17)	(1,710)	(1,727)

Balance, March 31, 2025	(15,740)	6,401,416	6,385,676	11,749.37

Distributions Declared	(2,035)	(65,799)	(67,834)
Repurchase of Partnership Units	(2,719)	(269,139)	(271,858)	(486.25)
Net Income	353	12,584	12,937

Balance, June 30, 2025	(20,141)	6,079,062	6,058,921	11,263.12

Distributions Declared	(12,136)	(1,065,798)	(1,077,934)
Net Income	33,964	191,179	225,143

Balance, September 30, 2025	$1,687	$5,204,443	$5,206,130	11,263.12

Balance, December 31, 2025	$1,657	$5,029,636	$5,031,293	11,028.65

Distributions Declared	(2,018)	(65,241)	(67,259)
Net Loss	(36)	(3,523)	(3,559)

Balance, March 31, 2026	(397)	4,960,872	4,960,475	11,028.65

Distributions Declared	(1,863)	(60,240)	(62,103)
Net Income	258	10,701	10,959

Balance, June 30, 2026	(2,002)	4,911,333	4,909,331	11,028.65

Distributions Declared	(1,863)	(60,240)	(62,103)
Net Income	657	21,246	21,903

Balance, September 30, 2026	$(3,208)	$4,872,339	$4,869,131	11,028.65

The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

AEI INCOME & GROWTH FUND XXII LIMITED PARTNERSHIP
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
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

(3)  Recently Adopted Accounting Pronouncements –
No new accounting standards issued or proposed by the Financial Accounting Standards Board are currently applicable to the Partnership or are expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

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

(6)  Partners’ Capital –
For the nine months ended September 30, 2026 and 2025, the Partnership declared distributions of $191,465 and $1,214,988, respectively. The Limited Partners were allocated declared distributions of $185,721 and $1,198,740 and the General Partner was allocated declared distributions of $5,744 and $16,248 for the periods ended September 30, 2026 and 2025, respectively. The Limited Partners' declared distributions represented $16.84 and $104.92 per Limited Partnership Unit outstanding using 11,029 and 11,425 weighted average Units in 2026 and 2025, respectively. The declared distributions represented $2.58 and $17.69 per Unit of Net Income and $14.26 and $87.23 per Unit of return of capital in 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

(7)  Fair Value Measurements –
As of September 30, 2026 and December 31, 2025, the Partnership had no assets or liabilities measured at fair value on a recurring basis or nonrecurring basis.

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

Results of Operations
For the nine months ended September 30, 2026 and 2025, the Partnership recognized rental income of $290,729 and $320,654, respectively. In 2026, rental income decreased due to one property that was sold in July 2025. This was partially offset by rent increases on two properties effective July 2025 and September 2025. Based on the scheduled rent for the properties owned as of October 31, 2026, the Partnership expects to recognize rental income of approximately $389,000 in 2026.

For the nine months ended September 30, 2026 and 2025, the Partnership incurred Partnership administration expenses from affiliated parties of $47,614 and $58,254, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and communicating with the Limited Partners. These expenses were lower in 2026, when compared to 2025, mainly due to lower costs associated with management of the properties. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $53,678 and $62,783, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit costs, taxes, insurance and other property costs. These expenses were lower in 2026, when compared to 2025, mainly due to fewer properties being managed as the Fund is in the final liquidation process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. (Continued)

For the nine months ended September 30, 2026 and 2025, the Partnership recognized interest income of $6,080 and $16,840, respectively.

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

Liquidity and Capital Resources
During the nine months ended September 30, 2026, the Partnership's cash balances decreased $4,112 as a result of distributions paid to the Partners in excess of cash generated from operating activities. During the nine months ended September 30, 2025, the Partnership's cash balances increased $653,928 as a result of cash received from the sale of real estate and cash received from operations, which was partially offset by distributions paid to Partners and cash used to repurchase Units in excess of cash generated from operating activities.

Net cash provided by operating activities decreased from $211,466 in 2025 to $192,509 in 2026 as a result of a decrease in rental income and a decrease in interest income, which was partially offset by a decrease in Partnership administration expenses and timing differences in the collection of payments from tenants.

The major components of the Partnership’s cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2026, the Partnership did not complete any property acquisitions or property sales. During the nine months ended September 30, 2025, the Partnership generated cash flow from the sale of real estate of $920,594.

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

For the nine months ended September 30, 2026 and 2025, the Partnership declared distributions of $191,465 and $1,214,988, respectively. Pursuant to the Partnership Agreement, distributions of Net Cash Flow are to be allocated 97% to the Limited Partners and 3% to the General Partner. Distributions of Net Proceeds of Sale are to be allocated 99% to the Limited Partners and 1% to the General Partner. The Limited Partners were allocated declared distributions of $185,721 and $1,198,740 and the General Partner was allocated declared distributions of $5,744 and $16,248 for the periods ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026, the Partnership did not repurchase any Units from the Limited Partners.

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

Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, the Partnership had no material off-balance sheet arrangements that had or are reasonably likely to have current or future effects on its financial condition, results of operations, liquidity or capital resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

(a) None.

(b) Not applicable.

(c) Pursuant to Section 7.7 of the Partnership Agreement, each Limited Partner has the right to present Units to the Partnership for purchase by submitting notice to the Managing General Partner during January or July of each year. The purchase price of the Units is equal to 90% of the net asset value per Unit, as of the first business day of January or July of each year, as determined by the Managing General Partner in accordance with the provisions of the Partnership Agreement. Units tendered to the Partnership during January and July may be repurchased on April 1st and October 1st, respectively, of each year subject to the following limitations. The Partnership will not be obligated to purchase in any year any number of Units that, when aggregated with all other transfers of Units that have occurred since the beginning of the same calendar year (excluding Permitted Transfers as defined in the Partnership Agreement), would exceed 5% of the total number of Units outstanding on January 1 of such year. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership. During the period covered by this report, defined as the three months ended September 30, 2026, the Partnership did not purchase any Units.

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

Dated: November 12, 2026	AEI Income & Growth Fund XXII
Limited Partnership
	By:	AEI Fund Management XXI, Inc.
	Its:	Managing General Partner

	By:	/s/ Marni J. Nygard
Marni J. Nygard
President
(Principal Executive Officer)

	By:	/s/ Kristin R. Waddell
Kristin R. Waddell
Chief Financial Officer
(Principal Accounting Officer)